Form 10-K405
period 1997-12-31
FOX LIBERTY NETWORKS LLC
filed 1998-03-30
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NO. 333-38689

                               ----------------

                           FOX/LIBERTY NETWORKS, LLC
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               95-460947
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

             1440 SOUTH SEPULVEDA BOULEVARD, LOS ANGELES, CA 90025
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 444-8123

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

  Aggregate market value of Registrant's voting stock held by non-affiliates: NOT APPLICABLE

  Number of shares of common stock outstanding as of the close of the period covered by this report: NONE

  Documents incorporated by reference: NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  In addition to historical information, this report contains forward-looking statements which are subject to risks and uncertainties, including those that are discussed in this report. Accordingly, the Company's actual results could differ materially from those anticipated in such forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

BACKGROUND

  Fox/Liberty Networks, LLC (together with its subsidiaries, the "Company") is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. Fox/Liberty Networks, LLC is a holding company with ownership interests in two principal business units: (i) a sports programming business, consisting of interests in RSNs and Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming featuring live and replay sporting events and original programming, a national sports news program, Fox Sports News, and other national sports programming services; and (ii) FX Network ("FX"), a general entertainment network.

  The Company was formed in April 1996 pursuant to a 50%/50% domestic joint venture (the "Fox/Liberty Joint Venture") between Fox, Inc. ("Fox"), an indirect subsidiary of The News Corporation Limited ("News Corporation"), and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"). In establishing the Fox/Liberty Joint Venture, Fox contributed $244 million in cash, certain assets related to the operation of a regional sports business and all of the assets and liabilities of FX, and Liberty contributed its interests in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities.

  In December 1997, the Company consummated a transaction (the "Rainbow Transaction") with Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"), pursuant to which (i) the Company acquired a 40% interest in Regional Programming Partners ("RPP") which was formed to hold interests in Rainbow's then existing RSNs and Madison Square Garden, L.P. (which, in addition to owning two RSNs, owns the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers, a professional hockey team, and the New York Knicks, a professional basketball team), (ii) the Company and Rainbow formed National Sports Partners (the "National Sports Partnership") as a 50%/50% partnership to operate FSN and (iii) the Company and Rainbow formed National Advertising Partners (the "National Advertising Partnership") as a 50%/50% partnership to act as a national advertising sales representative for the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company.

  After giving effect to the Rainbow Transaction, the Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC ("Fox/Liberty Sports") and Fox Sports RPP Holdings, LLC ("Fox Sports RPP"), and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC ("Fox/Liberty FX").


OVERVIEW

  The Company owns and operates 12 RSNs (the "O&O RSNs") and has direct or indirect equity interests ranging from 12% to 70% in an additional nine RSNs (together with the O&O RSNs, the "Company's RSNs"). The Company's RSNs are complemented by FSN, which provides national programming for distribution by RSNs. The O&O RSNs have rights to telecast live games of 36 professional sports teams in the National Basketball Association (the "NBA"), the National Hockey League (the "NHL"), Major League Baseball ("MLB") and numerous collegiate sports teams. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high prime time ratings and attractive subscriber fees from cable operators. The Company's strategy is to utilize its RSNs to build a national cable sports network under the "FOX" brand name based on a "broadcast network affiliate" model. The Company believes that telecasting local sports events, together with network quality programming and production, will provide a powerful 24 hour per day advertising vehicle for national as well as local, advertisers.

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming during the balance of the schedule. FSN's model is designed to increase the number of viewers before and after, as well as during, local sports events. The Company believes that an increased viewership base is likely to command both higher advertising rates and absolute audience delivery. By providing national programming that is consistent across all regions, the Company believes that it will be able to penetrate the approximately $5 billion national advertising market in which the Company's RSNs have not traditionally participated. In so doing, the Company plans to allocate advertising units between national and local inventories to optimize price and increase the likelihood of selling all of its advertising units. The Company's approach offers national advertisers the opportunity to purchase national and local advertising from one source in each of the top designated market areas ("DMAs") in the United States. The Company believes that sports programming is extremely attractive to both national and local advertisers due to the high ratings such programming generally achieves in the key male 18-49 demographic.

  The Company owns interests in, or is affiliated with, 26 RSNs. These RSNs have rights to telecast live games of 70 professional sports teams in the NBA, NHL and MLB (out of a total of 75 such teams in the United States) and numerous collegiate sports teams to approximately 61 million households out of a total of approximately 70 million households receiving basic cable or direct to home satellite ("DTH") service.

  The Company is also engaged in the ownership and operation of FX, a general entertainment network with approximately 32 million subscribers. The Company also owns interests in various other entertainment and programming related businesses which it believes are complementary to its principal businesses.

  Currently the largest owner and operator of RSNs in the United States, the Company's strategic objective is to be the leading national provider of regional sports programming in the United States. In order to achieve this objective, the Company plans to focus on the following strategies: (i) the Company will seek to increase the distribution of Fox Sports Net through increasing penetration in geographic regions adjacent to existing markets and affiliating with, acquiring or launching networks in unserved markets; (ii) the Company will seek to increase advertising revenues by offering national advertisers the opportunity to purchase national and local advertising from one source in each of the top DMAs; (iii) the Company will consider opportunities to acquire interests in those RSNs that it does not already own and operate or increase its interests in those in which it currently owns a minority interest; and (iv) FSN will seek to realize economies of scale by centralizing management and administrative tasks as well as certain programming, marketing and public relations functions.

REGIONAL SPORTS NETWORKS

  The following table lists the O&O RSNs, the Company's ownership interests in such RSNs, such RSNs' primary DMAs, the approximate number of subscribers for each of the O&O RSNs (as of December 31, 1997), and the professional sports teams with which each O&O RSN has sports programming rights agreements.

                OWNERSHIP                      SUBSCRIBERS              TEAM
      RSN      INTEREST(1)        DMA         (IN MILLIONS)           (LEAGUE)
   ----------  ----------- ------------------ ------------- -----------------------------
   Fox Sports      100%         Dallas/            4.9      Dallas Mavericks (NBA)
   Southwest                   Ft. Worth;                   Dallas Stars (NHL)
                                Houston;                    Houston Astros (MLB)
                              San Antonio                   Houston Rockets (NBA)
                                                            San Antonio Spurs (NBA)
                                                            Texas Rangers (MLB)
-----------------------------------------------------------------------------------------
   Fox Sports      100%       Los Angeles;         4.0      Los Angeles Lakers (NBA)
      West                     San Diego                    Anaheim Angels (MLB)
                                                            Los Angeles Kings (NHL)
-----------------------------------------------------------------------------------------
   Fox Sports      100%       Los Angeles;         2.0      Los Angeles Clippers (NBA)
     West2                     San Diego                    Mighty Ducks of Anaheim (NHL)
                                                            Los Angeles Dodgers (MLB)
-----------------------------------------------------------------------------------------
   Fox Sports      100%        Pittsburgh          2.0      Pittsburgh Pirates (MLB)
   Pittsburgh                                               Pittsburgh Penguins (NHL)(2)
-----------------------------------------------------------------------------------------
   Fox Sports      100%         Denver;            1.9      Denver Nuggets (NBA)
     Rocky                    Kansas City                   Colorado Avalanche (NHL)
    Mountain                                                Colorado Rockies (MLB)
                                                            Kansas City Royals (MLB)
-----------------------------------------------------------------------------------------
   Fox Sports      100%     Seattle/Tacoma;        2.1      Seattle Mariners (MLB)
   Northwest                    Portland                    Seattle SuperSonics (NBA)
-----------------------------------------------------------------------------------------
   Fox Sports      100%      Salt Lake City        0.6
      Utah                                                  Utah Jazz (NBA)
-----------------------------------------------------------------------------------------
   Fox Sports      100%        St. Louis;          1.4      St. Louis Cardinals (MLB)
    Midwest                   Indianapolis                  St. Louis Blues (NHL)
                                                            Indiana Pacers (NBA)
-----------------------------------------------------------------------------------------
   Fox Sports      100%      Phoenix/Tucson        0.9      Arizona Diamondbacks (MLB)
    Arizona                                                 Phoenix Coyotes (NHL)
-----------------------------------------------------------------------------------------
   Fox Sports      100%(3)      Detroit            2.2      Detroit Red Wings (NHL)
    Detroit                                                 Detroit Pistons (NBA)
                                                            Detroit Tigers (MLB)
-----------------------------------------------------------------------------------------
   Fox Sports       88%    Atlanta; Charlotte      5.7      Atlanta Braves (MLB)
     South                                                  Atlanta Hawks (NBA)
                                                            Charlotte Hornets (NBA)
                                                            Carolina Hurricanes (NHL)
-----------------------------------------------------------------------------------------
    Sunshine      53.7%(4)       Tampa/            3.8      Tampa Bay Lightning (NHL)
    Network                 St. Petersburg/                 Miami Heat (NBA)
                            Sarasota; Miami/                Orlando Magic (NBA)
                            Ft. Lauderdale;
                                Orlando

-------------------------------------------------------------------------------
--------
(1) The Fox/Liberty Joint Venture consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of individual entities in the chain of entities holding interests in RSNs and FX include interests held directly by affiliates of Liberty and Fox. See "Business-- Certain Arrangements Regarding Ownership Interests."
(2) In March 1998, Pittsburgh Hockey Associates purported to terminate its telecast rights agreement with Fox Sports Pittsburgh relating to games of the Pittsburgh Penguins. The Company has obtained a judicial order enjoining the Pittsburgh Hockey Associates from implementing its purported termination of such agreement until a final hearing is held on the matter as soon as possible following the 1997-98 hockey season.
(3) It is anticipated that a 50% ownership interest in Fox Sports Detroit will be transferred to RPP, thereby reducing the Company's aggregate direct and indirect ownership interest in this RSN to 70%. The Company will continue to manage Fox Sports Detroit upon the consummation of such transfer.
(4) In January 1998, the Company provided notice to Time Warner Entertainment to exercise its option to purchase additional ownership interests in the Sunshine RSN from Time Warner Entertainment. However, such option is subject to a right of first refusal held by various parties.

  In addition, a contract with MLB allows the Company to nationally telecast 26 games per year on each of FX and FSN.

  The following table lists the RSNs in which the Company owns equity interests, but does not manage, the Company's ownership interests in such RSNs, the primary DMAs in which such RSNs operate, the approximate number of subscribers of such RSNs (as of December 31, 1997), and the professional sports teams with which each RSN has sports programming rights agreements.

                  OWNERSHIP                            SUBSCRIBERS              TEAM
        RSN       INTEREST(1)           DMA            (IN MILLIONS)          (LEAGUE)
        ---       -----------           ---            -------------          --------
    Fox Sports         70%            Chicago               3.0      Chicago Bulls (NBA)
      Chicago                                                        Chicago Blackhawks (NHL)
                                                                     Chicago White Sox (MLB)

-------------------------------------------------------------------------------


     Home Team       34.3%        Washington, DC;           4.1      Washington Capitals (NHL)
      Sports                         Baltimore                       Washington Wizards (NBA)
                                                                     Baltimore Orioles (MLB)
-------------------------------------------------------------------------------


    Fox Sports         70%         San Francisco/           2.7      San Francisco Giants (MLB)
     Bay Area                    Oakland/San Jose;                   Oakland A's (MLB)
                                    Sacramento/                      Golden State Warriors (NBA)
                                  Stockton/Modesto                   San Jose Sharks (NHL)
-------------------------------------------------------------------------------

    Fox Sports         40%(2)         Boston;               2.6      Boston Celtics (NBA)
    New England                     Providence;
                                      Hartford

-------------------------------------------------------------------------------

   SportsChannel       12%             Tampa/               2.7      Florida Marlins (MLB)
      Florida                 St. Petersburg/Sarasota;               Florida Panthers (NHL)
                                     Miami/Ft.                       Tampa Bay Devil Rays (MLB)
                                    Lauderdale;
                                  Orlando/Daytona/
                                     Melbourne

-------------------------------------------------------------------------------

    Fox Sports         40%           Cleveland;             1.9      Cleveland Indians (MLB)
       Ohio                           Columbus                       Cleveland Cavaliers (NBA)

-------------------------------------------------------------------------------

    Fox Sports         40%           Cincinnati             2.2      Cincinnati Reds (MLB)
    Cincinnati

-------------------------------------------------------------------------------


    Fox Sports       36.9%         New York City            3.6      New York Mets (MLB)
     New York                                                        New Jersey Nets (NBA)
                                                                     New York Islanders (NHL)
                                                                     New Jersey Devils (NHL)
-------------------------------------------------------------------------------

    MSG Network      36.9%         New York City            6.6      New York Yankees (MLB)
                                                                     New York Knicks (NBA)
                                                                     New York Rangers (NHL)

--------
(1) All ownership interests are indirect.
(2) It is anticipated that a 50% ownership interest in Fox Sports New England will be transferred to Media One, Inc., pursuant to an option which has been exercised by Media One, Inc.

  The following table lists, as of December 31, 1997, third-party-owned RSNs currently affiliated with FSN, the primary DMAs in which such RSNs operate and the professional sports teams currently associated with such RSNs.

                                                                   TEAM
        RSN                       DMA                             (LEAGUE)
------------------- ------------------------------- ------------------------------------
      Comcast                Philadelphia           Philadelphia Phillies (MLB)
     SportsNet                                      Philadelphia 76ers (NBA)
                                                    Philadelphia Flyers (NHL)

-------------------------------------------------------------------------------
  Midwest Sports             Minneapolis/           Minnesota Twins (MLB)
      Channel                  St. Paul             Minnesota Timberwolves (NBA)

-------------------------------------------------------------------------------
     Wisconsin                 Milwaukee            Milwaukee Bucks (NBA)
  Sports Channel                                    Milwaukee Brewers (MLB)

-------------------------------------------------------------------------------
      Empire                    Buffalo             Buffalo Sabres (NHL)

-------------------------------------------------------------------------------
    New England                 Boston              Boston Red Sox (MLB)
 Sports Network(1)                                  Boston Bruins (NHL)

-------------------------------------------------------------------------------
--------
(1) It is anticipated that FSN will enter into an affiliation agreement with Fox Sports New England upon the expiration or earlier termination of its existing affiliation agreement with New England Sports Network.

 Owned and Operated RSNs

  The Company manages, and, together with affiliates of Fox and Liberty, owns 100% of, the following FSN-affiliated RSNs:

    Southwest. Launched in 1983, the Southwest RSN's coverage area includes Texas, Oklahoma, Arkansas, Louisiana and parts of New Mexico. As of December 31, 1997, there were approximately 4.9 million subscribers, representing 94% penetration of total basic cable subscribers in the region. The Southwest RSN currently has professional rights agreements with the Dallas Mavericks (NBA), the Houston Astros (MLB), the Dallas Stars
  (NHL), the San Antonio Spurs (NBA), the Houston Rockets (NBA) and the Texas Rangers (MLB) and collegiate contracts covering the Big 12.

    West/West2. Launched in 1985, the West RSN's coverage area includes southern California, Nevada and Hawaii. As of December 31, 1997, there were approximately 4.0 million subscribers, representing 99% penetration of total basic subscribers in the region. The West RSN currently has professional rights agreements with the Los Angeles Lakers (NBA), the Los Angeles Kings (NHL) and the Anaheim Angels (MLB) as well as collegiate contracts covering the University of Southern California, the University of California/Los Angeles and other PAC-10 teams.

    The West2 RSN, a second channel in the southern California region, was launched by the Company on January 31, 1997. As of December 31, 1997, there were approximately 2.0 million subscribers, representing 63% penetration of total basic subscribers in the region. The West2 RSN currently has professional rights agreements with the Los Angeles Dodgers (MLB), the Anaheim Mighty Ducks (NHL) and the Los Angeles Clippers (NBA).

    Pittsburgh. Launched in 1986, the Pittsburgh RSN's coverage area includes Pennsylvania, eastern Ohio, West Virginia and parts of New York and Maryland. As of December 31, 1997, there were approximately 2.0 million subscribers, representing 88% penetration of total basic subscribers in the region. The Pittsburgh RSN currently has professional rights agreements with the Pittsburgh Pirates (MLB) and the Pittsburgh Penguins (NHL) and collegiate sublicenses for games of the University of Pittsburgh and The

  Pennsylvania State University. In March 1998, Pittsburgh Hockey Associates purported to terminate its telecast rights agreement with Fox Sports Pittsburgh relating to games of the Pittsburgh Penguins. As a result, the Company filed a motion for preliminary or special injunctive relief requesting that the Pittsburgh Hockey Associates be enjoined from implementing its purported termination of such agreement. Such injunctive relief was granted to the Company until a final hearing is held on the matter as soon as possible following the 1997-98 hockey season. Although the Company cannot predict with certainty the outcome of this proceeding, it believes that the outcome, if adverse to the Company, could have a material adverse effect on the Pittsburgh RSN's financial position or results of operations.

    Rocky Mountain. Launched in 1988, the Rocky Mountain RSN's coverage area includes Colorado, Kansas, Missouri, Nebraska, New Mexico, South Dakota and Wyoming. As of December 31, 1997, there were approximately 1.9 million subscribers, representing 94% penetration of total basic subscribers in the region. The Rocky Mountain RSN currently has professional rights agreements with the Denver Nuggets (NBA), the Colorado Avalanche (NHL), the Colorado Rockies (MLB) and the Kansas City Royals (MLB) and collegiate contracts covering the Big 12 and Western Athletic Conferences.

    Northwest. Launched in 1988, the Northwest RSN's coverage area includes Washington, Oregon, Idaho, Alaska and western Montana. As of December 31, 1997, there were approximately 2.1 million subscribers, representing 94% penetration of total basic subscribers in the region. The Northwest RSN currently has professional rights agreements with the Seattle Mariners
  (MLB) and the Seattle SuperSonics (NBA) and collegiate contracts covering University of Washington, Washington State University, the University of Oregon, Oregon State University and the Big Sky Conference.

    Utah. Launched in 1989, the Utah RSN's coverage area includes Utah, southern Idaho, Montana, Nevada and western Wyoming. As of December 31, 1997, there were approximately 0.6 million subscribers, representing 96% penetration of total basic subscribers in the region. The Utah RSN currently has a professional rights agreement with the only professional sports team in the region, the Utah Jazz (NBA), and collegiate contracts covering the Western Athletic and Big Sky Conferences.

    Midwest. Although it was launched in 1989, the Midwest RSN's coverage area was recently expanded from Missouri to include Indiana, Kentucky, Ohio, eastern Wisconsin and southern Illinois. As of December 31, 1997, there were approximately 1.4 million subscribers, representing 96% penetration of total basic subscribers in this expanded region. The Midwest RSN currently has professional rights agreements with the St. Louis Cardinals (MLB), the Indiana Pacers (NBA) and the St. Louis Blues (NHL) and collegiate contracts covering the Big 12 Conference.

    Arizona. Launched in 1996, the Arizona RSN's coverage area includes Arizona and parts of Nevada. As of December 31, 1997, there were approximately 0.9 million subscribers, representing 99% penetration of total basic subscribers in the region. The Arizona RSN has professional rights agreements with the Phoenix Coyotes (NHL) and the Arizona Diamondbacks (an expansion MLB team starting in 1998) and collegiate contracts covering the University of Arizona, Arizona State University and other PAC-10 teams.

    Detroit. Launched in September 1997, the Detroit RSN, as of December 31, 1997, had approximately 2.2 million subscribers, representing 99% penetration of total basic subscribers in the region. The Detroit RSN's coverage area includes Michigan and northern Ohio. The Detroit RSN has professional rights agreements with the Detroit Red Wings (NHL), the Detroit Pistons (NBA) and the Detroit Tigers (MLB) and collegiate contracts covering teams from the Big 10 Conference.

  The Company manages, and, together with affiliates of Fox and Liberty, owns substantial equity interests in, the following RSNs:

    South. The Company owns 88% of the South RSN and the remaining 12% of the South RSN is owned by E.W. Scripps Company. Launched in 1990, the South RSN's coverage area includes Georgia, Alabama, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee. As of December 31, 1997, there were approximately 5.7 million total subscribers, representing 99% penetration of total basic subscribers in the region. The South RSN currently has professional rights agreements with the Atlanta Braves (MLB), the Atlanta Hawks (NBA), the Charlotte Hornets (NBA) and the Carolina Hurricanes (NHL) and collegiate contracts covering the South East and Atlantic Coast Conferences.

    Sunshine. The Company owns 53.7% of the Sunshine RSN and the remaining 46.3% of the Sunshine RSN is owned by various Multiple System Operators ("MSOs") operating in the region, such as Comcast Corporation and Time Warner Entertainment. In January 1998, the Company provided notice to Time Warner Entertainment to exercise its option to purchase additional ownership interests in the Sunshine RSN from Time Warner Entertainment. However, such option is subject to a right of first refusal held by various parties. Launched in 1988, the Sunshine RSN coverage area includes most of Florida. As of December 31, 1997, there were approximately 3.8 million subscribers, representing 98% penetration of total basic subscribers in the region. The Sunshine RSN currently has professional rights agreements with the Orlando Magic (NBA), the Miami Heat (NBA) and the Tampa Bay Lightning
  (NHL) and collegiate contracts covering the University of Florida, Florida State University and the University of Miami. See "Business--Certain Arrangements Regarding Ownership Interests."

 Non-Managed RSNs

  The Company owns equity interests in, but does not manage, the following
RSNs:

    Chicago. The Company directly owns 50% of the Chicago RSN and owns an additional 20% of the Chicago RSN indirectly through RPP. A subsidiary of RPP currently owns 50% of the Chicago RSN and is the managing partner. Launched in 1986, the Chicago RSN's coverage area includes Illinois, Iowa, Indiana and Wisconsin. Following the consummation of the Rainbow Transaction, the Chicago RSN became an FSN affiliate, and was re-branded as Fox Sports Chicago. As of December 31, 1997, there were approximately 3.0 million subscribers, representing 97% penetration of total basic subscribers in the region. Featured teams in this region include the Chicago Bulls (NBA), the Chicago Blackhawks (NHL) and the Chicago White Sox
  (MLB). Collegiate contracts cover DePaul University as well as the Big 10 Conference.

    D.C./Baltimore. The Company owns 34.3% of the D.C./Baltimore RSN, which operates under the name Home Team Sports ("HTS"), and the remaining 65.7% of the D.C./Baltimore RSN is owned by Group W. Launched in 1984 and affiliated with FSN since 1996, the D.C./Baltimore RSN's coverage area includes Maryland, parts of Washington, D.C., Delaware and Virginia. As of December 31, 1997, there were approximately 4.1 million subscribers, representing 85% penetration of total basic subscribers in the region. Featured teams include the Baltimore Orioles (MLB), the Washington Capitals
  (NHL) and the Washington Wizards, formerly known as the Washington Bullets
  (NBA), and college contracts covering teams in the Big East Conference and Atlantic Coast Conference.

    Bay Area. The Company directly owns 50% of the Bay Area RSN and owns an additional 20% of the Bay Area RSN through RPP. A subsidiary of RPP currently owns 50% of the Bay Area RSN and is the managing partner. Launched in 1990, the Bay Area RSN's coverage area includes northern California, southern Oregon, Hawaii and northern Nevada. Following the consummation of the Rainbow Transaction, the Bay Area RSN was re-branded Fox Sports Bay Area. As of March 30, 1998, Fox Sports Bay Area will become an FSN affiliate and will carry all FSN programming, with the exception of PAC-10 football and basketball. The PAC-10 programming will continue to be broadcast by Bay TV, a third-party-owned broadcast station in the region, currently affiliated with FSN. As of December 31, 1997, there were approximately 2.7 million subscribers, representing 89% penetration of total basic subscribers in the region. Featured professional teams include the San Francisco Giants (MLB), the Oakland A's (MLB), the Golden State Warriors (NBA) and the San Jose Sharks (NHL), while collegiate contracts cover Stanford University and the University of California, Berkeley.

  Upon the consummation of the Rainbow Transaction, the Company acquired indirect ownership interest, through its 40% ownership interest in RPP, in the following RSNs previously owned by Rainbow:

    New England. RPP manages and owns 100% of the New England RSN. It is anticipated that a 50% ownership interest in the New England RSN will be transferred to Media One, Inc. pursuant to an option which has been exercised by Media One, Inc. Launched in 1984, the New England RSN's coverage area includes Massachusetts, Rhode Island, Vermont, New Hampshire, Maine and parts of Connecticut. It is anticipated that, upon the expiration or earlier termination of FSN's existing affiliation agreement with New England Sports Network, a third-party-owned RSN in this region, the New England RSN will become an affiliate of FSN. Following the consummation of the Rainbow Transaction, the New England RSN, formerly SportsChannel New England, was re-branded Fox Sports New England. As of December 31, 1997, there were approximately 2.6 million subscribers, representing 73% penetration of total basic subscribers in the region. The featured professional team is the Boston Celtics (NBA). See "Business--Certain Arrangements Regarding Ownership Interests."

    Florida. RPP owns 30% of the Florida RSN and the remaining 70% of the Florida RSN is owned by Front Row Communications, Inc. ("Front Row"). Front Row is the managing partner of the Florida RSN. Launched in 1993, the Florida RSN's coverage area includes northern and southern Florida. As of December 31, 1997, there were approximately 2.7 million subscribers, representing 99% penetration of total basic subscribers in the region. Featured professional teams include the Florida Marlins (MLB), the Florida Panthers (NHL) and the Tampa Bay Devil Rays (an expansion MLB team starting in 1998). The Tampa Bay Devil Rays, Inc. has an option to acquire 10% of the Florida RSN.

    Ohio. RPP manages and owns 100% of the Ohio RSN. Launched in 1989, the Ohio RSN's coverage area includes Ohio, western Pennsylvania, northwest New York, West Virginia and Kentucky. Following the consummation of the Rainbow Transaction, the Ohio RSN, formerly SportsChannel Ohio, became an affiliate of FSN and was re-branded Fox Sports Ohio. As of December 31, 1997, there were approximately 1.9 million subscribers, representing 89% penetration of total basic subscribers in the region. Featured professional teams include the Cleveland Indians (MLB) and the Cleveland Cavaliers (NBA).

    Cincinnati. RPP manages and owns 100% of the Cincinnati RSN. Launched in 1989, the Cincinnati RSN's coverage area includes Ohio, Kentucky and Indiana. Following the consummation of the Rainbow Transaction, the Cincinnati RSN, formerly SportsChannel Cincinnati, became an affiliate of FSN and was re-branded Fox Sports Cincinnati. As of December 31, 1997, there were approximately 2.2 million subscribers, representing 94% penetration of total basic subscribers in the region. The featured professional team is the Cincinnati Reds (MLB).

    New York. RPP owns and operates two RSNs in the New York region: The Madison Square Garden Network ("MSG") and Fox Sports New York, formerly SportsChannel New York. RPP manages and owns 92.2% of, each of MSG and Fox Sports New York. The remaining 7.8% of each of MSG and Fox Sports New York is owned by ITT, through its 7.8% ownership interest in Madison Square Garden, L.P. ("MSG, L.P.). ITT has exercised an option to require the purchase of one-half of its interest in MSG, L.P. effective as of June 17, 1998. ITT has an option, expiring on June 17, 1999, to require the purchase of its remaining interest in MSG, L.P. If ITT does not exercise its option, commencing on June 17, 2000, Cablevision will have an option to purchase ITT's interest in MSG. The acquisitions of ITT's interests will be structured as redemptions of ITT's interests by MSG, L.P. A subsidiary of RPP is the managing partner of the New York RSNs. See "Certain Relationships and Related Transactions."

    Acquired in 1994 as Madison Square Garden Network, MSG's coverage area includes New York and parts of New Jersey and Connecticut. As of December 31, 1997, there were approximately 6.6 million subscribers in the region. Featured professional teams include the New York Knicks (NBA), the New York Rangers (NHL) and the New York Yankees (MLB).

    Launched in 1982 as SportsChannel New York, Fox Sports New York's coverage area includes New York and parts of New Jersey and Connecticut. As of December 31, 1997, there were approximately 3.6 million subscribers in the region. Featured professional teams include the New Jersey Nets (NBA), the New York Islanders (NHL), the New Jersey Devils (NHL) and the New York Mets (MLB).

    Through its ownership of MSG, L.P., RPP has an 92.2% ownership interest in the New York Knicks (NBA), the New York Rangers (NHL), the Madison Square Garden facilities and Radio City Productions LLC ("RCP"). RPP also has a 100% ownership interest in Metro Channel LLC, a company established by Rainbow to own and operate the Metro Channel. The Metro Channel is intended to provide programming of particular interest to a region, such as local news, business, entertainment and sports.

 Rights Agreements

  The right to broadcast professional sports events is obtained through rights agreements entered into between an RSN and an individual professional sports team. Rights agreements are generally for a specified number of games per season at specified locations (i.e., either at the team's home arena and/or away), for a specified number of years and for a specified market area as determined by the respective leagues. The acquisition of programming rights pursuant to a rights agreement allows an RSN to broadcast those games which are subject to the agreement on an exclusive basis. The average term of the O&O RSNs' rights agreements (from commencement to scheduled termination) has historically been approximately 6 years; however, in its more recent negotiations, the Company is attempting to acquire longer-term rights agreements. The average term of rights agreements (from commencement to scheduled termination) entered into by the O&O RSNs in 1997, and to date in 1998, is 7.6 years. Certain of the rights agreements contain provisions for early termination or renegotiation of the terms therein prior to their scheduled termination. In addition, the O&O RSNs' rights agreements generally contain forward-looking rights such as rights of first refusal, rights of first negotiation or rights to match offers made by third parties. The Company's objective is to renew O&O RSN rights contracts on favorable terms, however, the O&O RSNs could be outbid for such rights contracts and/or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the Company's regional sports coverage, which could adversely affect the Company's ability to sell national advertising time and, in some cases, to maintain affiliate fees. See "Business--Advertising" and "Business--Affiliated Cable Systems and Subscribers."

  The O&O RSNs' collection of rights agreements is well-diversified, with a total of 36 professional rights contracts. These contracts include rights to 12 MLB teams, 14 NBA teams and 10 NHL teams. The O&O RSNs, through affiliation with FSN, also have rights to three of the country's top collegiate football conferences, the PAC-10, Big 12 and Conference USA. This rights contract portfolio establishes the Company as the leading regional sports network programming provider in the United States. This large base of professional and collegiate rights allows the Company to provide its viewing audience with more than 1,800 live professional and collegiate games per year and more than 5,000 hours of live and local event programming annually. In the NBA alone, the O&O RSNs deliver more than 500 games per year. See "Business--Competition."

 Fox Sport Direct

  Formerly launched as Liberty Satellite Sports in 1988, Fox Sports Direct distributes via satellite sports programming packages produced by various RSNs. In addition to providing sports programming produced by the Company's RSNs, Fox Sports Direct also distributes sports programming produced by third-party-owned RSNs pursuant to arrangements with such RSNs. The Company is currently the nation's largest provider of sports programming for the DTH market, reaching approximately five million DTH households. Fox Sports Direct distributes two packages of regional sports networks to the residential and commercial C-band marketplace. In addition, Fox Sports Direct handles the distribution of Ku-Band sports programming services offered by DTH distributors Primestar and DirecTV.

 Fox Sports Net

  FSN was formerly operated by the Company. Since the consummation of the Rainbow Transaction, it has been operated by the National Sports Partnership, which is managed by the Company. FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming during the balance of the schedule. Hence, the primary function of FSN is to complement regional sports programs with a synchronized schedule of quality national programming, the cornerstone of which is Fox Sports News. Fox Sports News is broadcast to the RSNs from its studio in Los Angeles. Fox Sports News provides comprehensive coverage of all sports news nationwide, presenting a consistent brand image with high quality on-air graphics. Fox Sports News consists of a half hour pre-game news show aired at 6:30 p.m. and a two hour wrap-up news program aired at 10:00 p.m., each of which is shown locally in each time zone. Fox Sports News further attracts viewers by providing in-depth analysis by popular retired professional athletes such as James Worthy and Craig Simpson before and immediately following the regional games. FSN also provides other sports programming events, including nationally televised MLB games, NCAA college football and basketball, boxing, PGA golf, Formula One racing, classic sports, volleyball, surfing, and other outdoor programming events. In addition to providing national programming, FSN also supplies corporate, marketing and technical operations to the Company's RSNs, helping to create one cohesive network. After giving effect to the Rainbow Transaction, FSN's distribution increased, thereby enabling the creation of greater advertising opportunities for national advertisers. Providing national programming such as Fox Sports News consistently across all regions is intended to further allow FSN to penetrate the over $5 billion national advertising market in which the Company's RSNs have not traditionally participated.

  In achieving the Company's objective to establish FSN as a national provider of sports programming based upon a "broadcast network affiliate" model, FSN must maintain affiliation agreements with RSNs across the country which reach a large percentage of cable subscribers through distribution arrangements with cable system operators. FSN has entered into affiliation agreements with the Company's O&O RSNs, as well as with RSNs that RPP owns and operates including the Ohio RSN, the Cincinnati RSN, the Chicago RSN and one of the New York RSNs (Fox Sports New York) and, in certain regions where the Company does not hold interests in RSNs, with third-party-owned RSNs. These agreements allow the RSNs to carry certain programming and promotions in exchange for a per subscriber fee or other arrangement. Furthermore, pursuant to separate and representation agreements, the National Advertising Partnership is permitted to sell advertising time for the RSN during a portion of the RSN's regional sports programming. The affiliation agreements also permit FSN to market and sell advertising time during the national portions of the RSN's programming schedule. FSN is currently party to affiliation agreements with certain of the Company's RSNs and party to affiliation agreements with the following third-party-owned RSNs: New England Sports Network (Boston); Empire (Buffalo); Comcast Sports Net (Philadelphia); Wisconsin Sports Channel (Milwaukee); and Midwest Sports Channel (Minneapolis). Effective March 30, 1998 Fox Sports Bay Area will become an FSN affiliate and will carry FSN programming, with the exception of PAC-10 football and basketball. The PAC-10 programming will continue to be broadcast by Bay TV, a third party owned broadcast station in the region, currently affiliated with FSN. Furthermore, it is anticipated that FSN will enter into an affiliation agreement with Fox Sports New England upon the expiration or earlier termination of FSN's existing affiliation agreement with New England Sports Network.

 Affiliated Cable Systems and Subscribers

  During fiscal year 1997, the O&O RSNs generated approximately 62% of their revenues, excluding DTH revenues, from subscriber fees paid by affiliated cable systems. As of December 31, 1997, the Company's O&O RSNs transmitted programming to approximately 4,800 local affiliated systems in 35 states.

  Each of the Company's RSNs enters into affiliation agreements with Multiple System Operators ("MSOs") and/or individual cable system operators. Such agreements typically run for five to seven years and generally provide for annual rate increases. Under affiliation agreements, cable system operators must distribute the network service to a certain number of subscribers and/or maintain a certain subscriber base penetration level. The same criteria are generally used as the basis for calculating the monthly fees paid by the cable operator to the Company for its programming. As advertiser supported networks, the RSNs depend on achieving and maintaining carriage within the basic cable programming package, as the subscriber penetration rate for pay-per-view or a la carte programming packages is substantially less than the penetration rate achieved by basic programming packages.

  At present, the affiliation agreements between the Company's RSNs and MSOs and/or individual cable system operators stipulate monthly subscriber fees with annual increases. The Company's RSNs command license fees in excess of average fees charged by basic cable networks overall, but generally consistent with fees charged by other cable network providers of live sports programming. The Company's affiliation agreements have staggered expiration dates, with an average maturity of six years (from commencement to scheduled termination).

  The Company's RSNs' programming meets many subscribers' demands for increased local and national sports programming. Current industry trends suggest that many new channels offered by cable system operators will be on a pay-per-view, a la carte basis or digital tier as the operators seek to compete against the extensive choices offered by DTH distribution systems. However, the strong demand for the Company's RSNs' unique sports programming has allowed the Company's RSNs to either maintain or establish a presence on the basic programming package while expanding within the DTH market.

 Advertising

  FSN and the Company's RSNs derive significant revenues from selling a fixed supply of advertising inventory, comprised of advertising time slots ("units") shown during the Company's national and regional programming. The inventory is divided between national network, national spot and local advertising. Regional professional sports events such as basketball, hockey and baseball, as well as other local sports programming, currently carry both national spot and local advertising. Upon consummation of the Rainbow Transaction, the Company commenced sales of national network advertising during local team programming. Network programming such as Fox Sports News, nationally televised MLB games and PGA golf includes national network, national spot and local advertising. The Company's approach offers national advertisers the unique ability to purchase national and local advertising from one source in each of the top DMAs.

  Local advertising is sold at the RSN level, and national network and national spot units are sold at the national level by the National Advertising Partnership. The Company is the managing partner of the National Advertising Partnership.

  In general, basic cable programming services generate over half of their revenues from advertising. Advertising agency media buyers generally require cable networks to have at least 25 million subscribers as well as coverage of major markets before they will recommend to their clients that such clients' national advertising budgets be directed to a particular network. As of December 31, 1997, the Company's RSNs and other FSN affiliates had approximately 61 million subscribers. While FSN met both the subscriber threshold and market coverage criteria prior to consummation of the Rainbow Transaction, affiliation with the Rainbow RSNs has strengthened FSN's ability to sell national advertising. However, should FSN and the Company's RSNs advertising revenues not materialize as anticipated, or if any escalation in sports programming rights costs is unmatched by an increase in advertising rates, then the Company's business, financial condition and results of operations could be materially adversely affected.

  Total advertising revenues are a function of the audience viewing level, the average cost of each incremental viewer and the number of advertising units sold. The audience viewing level, or audience delivery, is determined by the number of subscribers to whom the programming is available and the portion of those subscribers who are tuned into the programming, as measured by ratings achieved by FSN and the RSNs. FSN uses A.C. Nielsen, Inc. ("Nielsen") to provide metered estimates of audience viewing levels which are widely accepted by advertisers as a basis for measuring audience delivery. The cost of each incremental viewer is quantified by the cost per thousand homes ("CPM") or the cost per point ("CPP"). The CPM or CPP is negotiated by the advertiser and the telecaster, and will vary depending on the type and schedule of the program that will carry the advertisement and the overall reach or ubiquity of the network (i.e. cable networks with more subscribers are generally able to command higher CPMs). CPMs are used in selling national network and national spot advertising while CPPs are used in the local advertising market.

  The National Advertising Partnership centralized inventory management for the national network, national spot and local advertising categories of inventory will enable the Company to maximize revenue by responding to supply and demand, and allocating inventory across advertising categories, such that units are sold to the advertiser willing to pay the highest rate, regardless of market. Accordingly, the split of advertising time between national network, national spot and local advertising varies across markets dictated by pricing conditions in each specific market at any point in time. This ability to buy units across advertising categories and across regions from one source also provides advertisers with a more efficient purchasing mechanism.

  The Company's advertising revenues are derived primarily from sales of advertising units, and to a lesser extent, from 30 to 60 minute program advertising. Advertisers on FSN include nationally known companies in the entertainment, beverage, packaged goods, fast food, automotive, retail, insurance and travel industries.

 Production and Distribution

  Distribution of live sporting events is accomplished by a combination of satellite and fiber transmissions. A production crew in a mobile remote facility is stationed at the venue to produce and direct the event. The various camera shots, pre-produced tape elements and graphics packages are integrated by the mobile remote facility and then formatted to be delivered to a technical operations center ("Master Control"). The telecast is delivered to the Master Control via remote satellite uplink, direct fiber transmission, or a microwave network depending upon the location of the event.

  After receiving the remote feed, the Master Control "traffics" the event, inserting commercial inventory and on-air promotion spots in formatted positions. The signal is then uplinked from the Master Control to the RSN's transponder, where the local cable system operator, or MSO, can downlink the signal. After accessing the feed from the transponder, the cable system operator delivers the signal to the cable subscriber via hard-wired coaxial cable.

  FSN provides 24 hours of national programming each day, which is made available for all RSNs. Each RSN has the opportunity to receive and deliver the national programming when no regional professional sports event or locally-produced programming is available. This national service is treated like a separate RSN with its own Master Control and technical operations.

  Fox Sports News, the cornerstone of FSN's programming, is produced live daily from 3:00 p.m. until 12:00 a.m. Pacific time. The show is delivered to the Company's uplink facility located in Houston via a direct fiber optic connection. A separate news integration control studio, which uses technology similar to a Master Control, brings each RSN into and out of the live news telecast. Once a professional sports event or other regularly scheduled program ends, the RSN joins the news telecast. The integration studio makes sure that each RSN joins Fox Sports News during a commercial break only, and never during the program in progress. Commercial inserts and on-air promotional materials are handled through each RSN's Master Control.

FX

  FX was launched in June 1994, with the objective of becoming a leading cable network. As of December 31, 1997, FX had approximately 32 million subscribers and has quickly become a popular choice among cable viewers. FX's strength has been derived from its ability to bring award-winning television series to cable and from its access to the Twentieth Century Fox film library. In addition, FX has leading cable sports programming with coverage of MLB, college football and basketball and the World Cup of Hockey.

  FX's line-up for the Fall 1997 season included "In Living Color," "The X-Files" and "NYPD Blue." Recently, as FX continues to increase its presence as a leading general entertainment cable network, the cable rights to "Beverly Hills 90210" and "Buffy The Vampire Slayer" have been acquired. FX's extensive programming library also includes television hits like "M*A*S*H," "Batman," "The A-Team" and "Mission: Impossible." FX also draws from a wide selection of more than 2,200 films from the Twentieth Century Fox film library, including "Alien," "Independence Day," "Predator" and "Star Wars."

  FX also provides cable viewers with a line-up of sports coverage. MLB was introduced in 1997, with live coverage of national games airing one night per week. FX also airs live coverage of college football games for the PAC-10, Big 12 and Conference USA. During the 1997-1998 regular season, FX also has live coverage of PAC-10 college basketball on Thursday nights. The World Cup of Hockey was shown live on FX during August 1996.

  FX has an excellent ratings performance history and continues to be a strong leader in cable ratings. A.C. Nielsen Inc. began providing ratings for FX in December 1994 with a 0.6 average prime time rating, one of the strongest sign-on performances of any cable network. For calendar 1997 FX received a 0.8 average prime time rating. The Company expects FX's ratings will continue to strengthen and build upon its strong subscriber base as its competitive position is enhanced by the addition of "The X-Files," "NYPD Blue" and MLB. As measured by A.C. Nielsen Inc., FX's ratings in the prime time Monday to Friday time period increased by 65% in the quarter ended December 1997, as compared to the same period in 1996.

  The "X-Files" debuted in August 1997 with a 3.3 rating. "The X-Files" was the critically-acclaimed winner of the Golden Globe Award for Outstanding Drama Series in 1995, 1997 and 1998, and has been the recipient of 29 Emmy Award nominations, including Outstanding Drama Series. Collectively, the series during its broadcast run has garnered 9 Emmy Awards and 5 Golden Globe Awards from its 38 total nominations.

  Additionally, NYPD Blue, which debuted on FX in August 1997 as well, opened with a 2.2 rating. In its first season on broadcast television, "NYPD Blue" was nominated for 26 Emmy Award nominations and was the Golden Globe award winner for Outstanding Drama Series. This program has collected 14 Emmy Awards from its 62 nominations during its broadcast run.

  FX is distributed from a Master Control located in Los Angeles. FX has two transponders to provide alternate programming feeds for the east and west coast time zones. Each feed has its own dedicated transponder which cable system operators access via their system head-ends and distribute to subscribers via co-axial cable. Overall, FX's distribution functions just like an RSN, with the exception of the dual feeds for the two different time zones.


COMPETITION

 General

  The business of distributing sports programming for cable television is highly competitive. A number of basic and pay television programming services (such as ESPN) as well as free over-the-air broadcast networks provide programming that targets the Company's RSNs' audience. The business of distributing general entertainment programming for cable television is also highly competitive. A number of basic and pay television programming services (such as USA Network and Turner Network Television) as well as free over-the-air broadcast networks provide programming that targets the same viewing audience as FX.

  The Company's RSNs and FX directly compete with other programming services for distribution and, when distribution is obtained, the Company's RSNs and FX compete, in varying degrees, for viewers and advertisers with other cable programming services and over-the-air broadcast television, radio, print media, motion picture theaters, video cassettes and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

 RSNs

  The Company is currently the only national network distributing a full range of sports programming on both a national and regional level. On a national level, the Company's primary competitor is ESPN, and to a lesser extent, ESPN2. However, while ESPN and ESPN2 currently focus exclusively on the national television and cable market, national programming is only a part of the Company's overall objective. The Company's major focus is regional sports programming. Since ESPN and ESPN2 do not currently program specifically for local audiences or solicit regional or local advertisers, they do not directly compete with the Company's RSNs. In December 1997, ESPN announced that it will enter the regional sports programming market with the expected launch of ESPN West in October 1998. ESPN West has announced that it will launch with carriage of the Anaheim Mighty Ducks (NHL) on an exclusive basis beginning in October 1998 and with the Anaheim Angels (MLB) on an exclusive basis in April 2000. Anaheim Angels' games will be broadcast on a non-exclusive basis in 1999 by both Fox Sports West 2 and ESPN West. Given the Company's extensive, long-term and diversified portfolio of sports rights contracts, the Company believes that it is unlikely that ESPN, ESPN2 or any other potential sports programmer could, in the near term, acquire a sufficient number of sports rights contracts to effectively compete with the Company as a national provider of regional sports programming. However, ESPNews and CNN/SI, basic cable networks launched in the last year, each offer a 24 hour sports news format which competes directly with Fox Sports News.

  In addition to competition for cable distribution, viewers and advertisers, the Company's RSNs also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, FSN competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The Company's RSNs also compete for local and regional rights with those independent syndicators, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems.


 FX

  FX faces competition in the acquisition of distribution rights to programming produced by other diversified media companies, due to industry consolidation and the elimination of the financial interest and syndication rules. Many of FX's competitors are larger and have financial and other resources substantially greater than those of the Company. Certain of these organizations are "vertically integrated" (i.e., producing, distributing and exhibiting their own programming). Industry integration may impact FX's ability to acquire programming distribution rights, as it is likely that vertically integrated media companies will sell programming distribution rights to their cable network subsidiaries. The effect of such distribution patterns would be to reduce the availability of such programming and to increase the cost of programming that is available for acquisitions by FX. With the repeal of certain governmental regulations which formerly prohibited the broadcast networks from acquiring financial interests in, and syndication rights to, television programming, this trend towards vertical integration and, accordingly, competition in the industry, is expected to increase. See "Business--Regulation and Legislation."

  Increased competition for viewers in the cable industry may result from technological advances, such as digital compression technology, which allows cable systems to expand channel capacity; the further deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than co-axial cable; and "multiplexing," in which programming services offer more than one feed of their programming. The increased number of choices available to the Company's viewing audience as a result of such technological advances may lead to a reduction in the Company's market share. The Company competes or expects to compete in the future for advertising revenue with the television programming services described above, as well as with other national television programming services, superstations, broadcast television networks, local over-the-air television stations, radio and print media. More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

SATELLITE DISTRIBUTION

  All programming for the Company is transmitted from the Company's facilities located in Houston, Los Angeles, Pittsburgh and Seattle. Local teleports near each facility provide uplink services to deliver the Company's programming to transponders on various geosynchronous satellites which, in turn, are received by cable system operators, DTH services and other customers.

  Presently, each regional sports network has a dedicated feed which is transmitted to a transponder as an analog signal. In addition, a network feed is transmitted to a transponder as a means of distributing certain programming (including Fox Sports News) to the Company's RSNs. Each cable system head-end has equipment which is controlled remotely from the Company's Houston location. This provides the Company with substantial flexibility to "switch" the programming for an individual region or sub-region to alternative programming in order to accommodate regional variations in broadcast rights for certain teams and events.

  Programming for FX is distributed using two separate feeds on two separate satellite transponders, one for the Eastern, Central and certain Mountain time zones and one for all other Mountain time zones and the Pacific time zones.

  The Company's business depends upon the launch and operation of satellites by third parties. As of December 31, 1997, the Company leased 20 full-time transponders. Fifteen of the 20 transponders, with leases expiring between 1998 and 2005, are used by its domestic sports networks. Of these 15 transponders, 11 are on Satcom C-1, with six leases direct from GE Americom ("GE"), three leases from GE via a WTCI sublease, one lease from GE via a Fox Broadcasting sublease, and one lease from GE via a Keystone/Globecast sublease. With respect to the remaining four full-time domestic sports transponders, three are also leased from GE (one on GE-1, one on Satcom C-3 and one on SpaceNet 3) and one from Primestar on its Ku-band service. The remaining five of the 20 transponders are used by entities other than the Company's domestic sports networks. Of these five transponders, one is leased from GE on SpaceNet 3 and subleased to Fox Sports International, three are leased from PanAmSat Corporation on the Hughes Galaxy VII satellite and one is leased from Broadcast Development, Inc. on the Hughes Galaxy VII satellite. FX uses two of these transponders and two are subleased to each of Fox News Channel and FXM (both cable programming services affiliated with Fox). See "Certain Relationships and Related Transactions."

  Commencing in 1998, the Company began to digitally compress its transmissions to three of the four transponders on Galaxy VII and to one of the Satcom C-3 transponders. This transition to digital transponder equipment will continue into 1999. Through compression, the Company will be able to combine up to eight services on one transponder, using bit rates ranging from 4-7 megabits per second. This will improve signal quality programming and "switching" capability, growth opportunities, and will also result in significant cost savings due to the reduced transponder requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operatons" and "Certain Relationships and Related Transactions."

  Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. Because the Company's primary satellites (Galaxy VII and Satcom C-1) are already in orbit, the Company does not expect to face any significant launch risks over the medium term. In 2006, which is the projected end of useful life for Galaxy VII, the Company might again face satellite launch risk, depending on the selected transponder migration plans at that time. Failure or disruption of satellites that are already operational, such as Satcom C-1 and Galaxy VII, could have a material adverse effect on the Company. The Satcom C-1 transponder leases have minimal back-up in the event of transponder or satellite failure, and the Company would have to rely on spare transponder capacity (available internally as well as via third parties) and alternative program scheduling methods in the event of loss of one or more Satcom C-1 transponders. The Galaxy VII and Satcom C-3 transponder leases are "protected," in that these leases provide for transmission on a back-up satellite should a serious transmission or reception fault occur. With the full implementation of the Company's digital compression plans during 1998-1999, all of the Company's services will be either on Galaxy VII or Satcom C-3 and, thus "protected."

REGULATION AND LEGISLATION

  Certain aspects of the Company's sports programming and FX operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended, by the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), which amended the 1984 Act, and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level.

  The following does not purport to be a summary of all present and proposed federal, state, and local regulations and legislation relating to the cable television industry and other industries involved in the video marketplace. Other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals which could change, in varying degrees, the manner in which the cable television industry and other industries involved in the video marketplace operate.

 Federal Regulation and Legislation

  The 1996 Act. The 1996 Act took effect in February 1996, altering the network of federal, state, and local laws and regulations pertaining to telecommunications providers and services. The following is a summary of certain provisions of the 1996 Act that affect the cable television industry, and particularly the cable and telecommunications services provided by the Company. The FCC is in the process of promulgating rules interpreting and implementing the provisions of the 1996 Act. At this time, it is impossible to state with precision the full impact the 1996 Act will have on the Company.

  The 1996 Act seeks to promote facilities-based competition between telephone companies and cable operators. To this end, it eliminates the FCC's cable-telco cross-ownership prohibition, which barred the common ownership of telephone companies and cable systems serving overlapping areas. It also preempts and prohibits state and local regulations that prevent cable operators from providing telephone service, and it requires telephone companies to interconnect with cable operators and other alternative providers of telecommunications service. While telephone companies and cable operators are now permitted to offer competing services, the 1996 Act generally prohibits telephone companies from acquiring existing cable systems operating in their telephone service areas, and vice versa.

  The 1996 Act eliminates the FCC's rule prohibiting broadcast networks from owning cable systems. It removes the statutory ban on common ownership of broadcast television stations and cable systems in overlapping areas. Nevertheless, the FCC has in effect a regulatory restriction barring common station/cable system ownership.

  The 1996 Act phases out cable rate regulation, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers). Rate regulation of all non-basic services (including the "expanded basic" tiers that commonly include satellite-delivered programming networks) is scheduled to be completely eliminated on March 31, 1999. The 1996 Act eliminated such regulation for small cable operators immediately upon enactment. In the interim, the 1996 Act liberalizes the 1992 Act's definition of "effective competition" to expand the circumstances under which rate regulation will cease immediately. The local franchising authorities ("LFAs") remain primarily responsible for regulating the basic tier of cable service. Furthermore, the 1996 Act eliminates the right of an individual subscriber to bring a rate complaint, providing that any rate complaint must be filed by an LFA, and then only after the LFA has received multiple subscriber complaints regarding the rate adjustment in question. Thus, beyond the basic tier of cable service, which continues to be regulated by the LFAs, rate regulation of other cable services between now and 1999 will only be triggered by a valid rate complaint by an LFA, and only in an area where no effective competition exists.

  The 1996 Act addresses obscenity, indecency, and violence in connection with telecommunications services in several respects, including the establishment of a television rating code to be created voluntarily by the industry, or, in the event a voluntary industry agreement is not reached, by an FCC advisory committee. In January 1997, industry representatives submitted a joint proposal to the FCC describing a voluntary rating system for video programming, which was subsequently implemented by the industry. On March 13, 1998, this rating system was approved by the FCC. In addition, the 1996 Act addresses the need to create wider availability of access to telecommunications services for persons with disabilities. As required by the Act, the FCC has promulgated rules on the closed captioning of television and cable programming.

  To the extent the 1996 Act fosters greater competition for the provision of cable programming network services to individual subscribers, the Company should generally be impacted either neutrally or advantageously, as additional providers are additional potential customers for the Company. To the extent, however, that rate deregulation causes a material increase in cable rates, the individual subscriber base could be decreased, potentially affecting the Company's subscriber revenues. Further, the Company must provide increased closed captioning to comply with rules promulgated under the 1996 Act and may be required to provide assistance or information to establish ratings for its programming. Both of these undertakings could increase the Company's operating expenses.

  The 1992 Act Rate Regulation. The 1992 Act subjected all cable television operators not subject to "effective competition" to rate regulation. Under the 1992 Act, effective competition was deemed to exist where (i) fewer than 30% of households in the franchise area subscribe to a cable service, (ii) at least 50% of the homes in the franchise area are passed by at least two unaffiliated multichannel video programming distributors, where the penetration of at least one distributor, other than the largest, is at least 15%, or (iii) a multichannel video programming distributor operated by the LFA for that area passes at least 50% of the households in the franchise area. The 1996 Act expanded this definition by providing that effective competition would also be deemed to exist where a local exchange carrier or its affiliate offers comparable video programming services in the franchise area of an unaffiliated cable operator.

  The basic tier of cable service is subject to rate regulation by LFAs that certify to the FCC their intention and ability to regulate rates. The basic tier consists, at a minimum, of all local broadcast signals carried by the system, all non-satellite-delivered distant broadcast signals that the system chooses to carry, and all public, educational, and governmental access channels. Under the 1992 Act, the rates of "non-basic" programming service tiers (other than per-channel or per-program services) were regulated by the FCC in response to complaints by a subscriber or by an LFA. The 1996 Act eliminated non-basic rate regulation of small cable operators' systems. Non-basic rate regulation of all other systems is scheduled to terminate on March 31, 1999, although legislation has been introduced that if enacted would postpone rate deregulation for an additional two years. In the interim, the FCC will review rates only upon complaint by an LFA. An LFA may only file such a complaint if it receives complaints from subscribers. The 1996 Act thus eliminates the power of one individual subscriber to bring a rate complaint and trigger rate regulation.

  The FCC's initial rules implementing the 1992 Act's rate regulation provisions became effective on September 1, 1993. The FCC's existing regulations contain standards for the regulation of basic tier and non- basic tier cable service rates (other than per-channel or per-program services). The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing rates and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings, which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. LFAs and/or the FCC are empowered to order a reduction of existing rates that exceed the maximum permitted level for cable services and associated equipment.

  Once a system's rates are initially set the rules permit subsequent increases that reflect inflation and increases in programming costs and certain other costs. The rules thus permit cable operators that carried a given programming service when their rates were initially regulated to pass through to subscribers any subsequent increases in licensing fees, subject to a cap which will expire this year. Systems may also increase rates when they add new channels to regulated tiers, but there is a cap on such increases. Alternatively, systems may create "new product tiers," and these new product tiers will generally not be subject to rate regulations provided certain conditions are met.

  Rate regulation under the 1992 Act resulted in a reduction of rates to some subscribers in some markets. The deregulation under the 1996 Act may, however, result in an immediate increase in rates in some markets. In response to the 1992 Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced basic tier consisting exclusively of broadcast and public, educational, and governmental access channels, while offering satellite-delivered programming services such as the Company's on a different service tier or on an a^ la carte basis. To the extent that such retiering or repricing of the Company's networks induces customers to discontinue their subscriptions, the Company's financial performance could be adversely affected. Deregulation of rates pursuant to the 1996 Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Act.

  Must-Carry and Retransmission Consent. The 1992 Act subjects cable systems to "must carry" rules, pursuant to which local broadcast stations may elect to demand carriage. It also provides favorable channel positioning rights for broadcasters electing to exercise their must carry rights. The 1992 Act also gives television broadcast stations the right to withhold consent to be carried by a cable system, which may result in the station receiving consideration for carriage. Under the 1996 Act, the FCC will consider whether to give must carry status to high definition television broadcasts or advanced television services.

  Regulation of Cable System Operators Affiliated With Video Programming Vendors. The 1992 Act prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors such as MMDS, satellite master antenna televisions ("SMATV") services, Direct Broadcast Satellite ("DBS") and DTH operators from providing cable programming to their subscribers. The stated purpose of this law is to increase competition in the multichannel video programming market. The FCC has adopted regulations to prevent a cable operator that has an "attributable interest" (including voting or non-voting stock ownership of at least 5%) in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable, and to prevent a programmer in which a cable operator has an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators.

  The FCC's rules may have the effect, in some cases, of requiring vertically integrated programmers to offer their programming to MMDS, SMATV, DBS, DTH, and other competitors of cable television, and of prohibiting exclusive contracts between such programmers and cable system operators. The rules also permit multichannel video programming distributors (such as MMDS, SMATV, DBS and DTH operators) to bring complaints before the FCC if they are unable to obtain cable programming on non-discriminatory terms, or are subject to "unfair practices" by the programmer.

  With respect to cable systems having channel capacity of less than 76 channels, the FCC, acting pursuant to the 1992 Act, has limited to 40% the number of programming channels that may be occupied by video services in which the cable operator has an "attributable interest." As a result of TCI's ownership of Liberty, TCI will be deemed to have an attributable interest in the Company. Similarly, Cablevision will be deemed to have an attributable interest in RPP. Accordingly, any cable system in which TCI has a 5% or greater ownership interest will be restricted with respect to the carriage of channels offered by the Company, and any cable television system in which Cablevision has a 5% or greater ownership interest will be restricted with respect to the carriage of any channel in which Rainbow has an interest. While cable systems are expanding their capacity, there may be instances in which a TCI or a Cablevision system with 75 channels or less will not be able to carry one or more of the Company's channels (or in the case of Cablevision, an RPP channel) or will have to remove another affiliated channel.

 State and Local Regulation

  Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The 1984 Act places certain limitations on an LFA's ability to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows LFAs to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows LFAs to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, LFAs are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

  The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the commencement and completion of construction, and governing conditions of service, including the number of channels, the types of programming (but not the actual cable programming channels to be carried), and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by the Company for its programming.

  Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies.

PATENTS, TRADEMARKS AND LICENSES

  In connection with the formation of the Company and the Rainbow Transaction, Twentieth Century Fox Film Corporation and Fox Broadcasting Company agreed to grant the Company a non-exclusive, royalty free license, with the right to sublicense to RSNs, to use the "FOX" name and certain related artwork. See "Certain Relationships and Related Transactions."

  In their telecast rights agreements with the professional sports teams in their markets, RSNs are granted certain rights to use the name, logos, symbols, seals, emblem, and insignia and other trademarks of the team and its opponents. Generally, such agreements restrict such usage to the actual game telecasts, and for other purposes incident thereto (news and highlight shows and on-air promotional spots), and for other purposes (e.g., print advertisements) so long as the use is limited to the marketing and promotion of the teams and the RSNs. Generally, such promotional usages may be "sponsored" (e.g., a particular company sponsoring a particular RSN's telecast of a professional sports team with the visual use of team and sponsor logos), but such promotional uses cannot imply endorsements by the team. Typically the RSNs also have the contractual right to use the pictorial representations and the names and likenesses of the players, managers, coaches and officials of the team, its opponents, and the applicable league in the telecasts and for promotional purposes incident thereto. As a protection of their proprietary property, the teams generally reserve certain approval rights of trademark usages and other rights reservations. Because the telecast rights agreements are limited to the "home territories" of the teams, and the RSNs only operate within such territories, the rights to use a teams logo are generally limited to such territories.

  The Company has an agreement with MLB to telecast certain of its games on a national basis on FSN and FX, and has the same general rights under the agreement for use of the MLB logo and those of its teams as are in the team contracts, but such usages are permitted on a national basis.

EMPLOYEES

  As of December 31, 1997, the Company, together with its O&O RSNs and other subsidiaries, had 1,226 full-time employees. The Company also regularly engages freelance creative staff and other part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.

CERTAIN ARRANGEMENTS REGARDING OWNERSHIP INTERESTS

 Fox/Liberty Joint Venture

  Fox/Liberty Networks, LLC. Fox/Liberty Networks, LLC is the principal holding company for the Fox/Liberty Joint Venture. Liberty/Fox Sports Financing LLC, an entity in which LMC Newco U.S., Inc. ("LMCI") and News America Incorporated ("NAI"), each hold 50% membership interests, holds a 38.314% membership interest and each of LMC Newco and Fox Regional Sports Holdings, Inc., an affiliate of Fox, holds 30.843% membership interests.

  Fox/Liberty Sports. Fox/Liberty Sports is a holding company which holds the Company's interests in certain cable sports telecasting businesses, including its interests in certain RSNs. The Company holds a 99% membership interest in Fox/Liberty Sports, Liberty Sports Member, Inc. ("LSM"), an affiliate of Liberty, holds a .5% membership interest in Fox/Liberty Sports and Fox Regional Sports Member ("FRSM"), an affiliate of Fox, holds a .5% membership interest in Fox/Liberty Sports.

  Fox/Liberty FX. Fox/Liberty FX owns and operates FX. The Company holds a 99% membership interest in Fox/Liberty FX. Liberty FX, Inc., an affiliate of Liberty, holds a .5% membership interest and FX Holdings, Inc., an affiliate of Fox, holds a .5% membership interest.

  Fox Sports RPP. Fox/Liberty RPP is a holding company which holds the Company's interest in RPP. The Company holds a 99% membership interest in Fox/Liberty RPP. LSM holds a .5% membership interest in Fox/Liberty RPP and FRSM holds a .5% interest in Fox/Liberty RPP.


 Owned and Operated RSNs

  Southwest. The Southwest RSN is operated through ARC Holding, Ltd. ("ARC Holding"). Affiliated Regional Communications, Ltd. ("ARC Ltd.") holds a 99% limited partnership interest in ARC Holding and Sports Holding Inc., a wholly-owned subsidiary of ARC Ltd. holds a 1% limited partnership interest. Liberty/Fox ARC L.P. ("ARC L.P.") holds a 100% equity interest and 62.6799% capital limited partnership interest in ARC Ltd. and LMC Regional Sports, Inc., an affiliate of Liberty, holds a 37.3201% capital general partnership interest. Fox/Liberty Sports holds a 98% limited partnership interest in ARC L.P., New LMC ARC, Inc., an affiliate of Liberty, holds a 1% general partnership interest and FRSM holds a 1% limited partnership interest.

  West. The West RSN is operated through Prime Ticket Networks, L.P. ("West LP"). Liberty/Fox West LLC holds a 99% limited partnership interest in West LP, LMC West Sports Inc., an affiliate of Liberty, holds a .5% general partnership interest and Fox West Sports Member, Inc., an affiliate of Fox, holds a .5% general partnership interest.

  West2. The West2 RSN is operated through West2 LLC. West LP holds a 100% membership interest in West2 LLC.

  Pittsburgh. The Pittsburgh RSN is operated through Liberty/Fox KBL L.P. ("Pittsburgh LP"). Fox/Liberty Sports holds a 60% limited partnership interest in Pittsburgh LP, New LMC KBL, Inc., an affiliate of Liberty, holds a 20% general partnership interest and FRSM holds a 20% limited partnership interest.

  Rocky Mountain. The Rocky Mountain RSN is operated through Rocky Mountain Prime Sports Network ("Rocky Mountain Network"). ARC Ltd. holds a 66.67% general partnership interest in Rocky Mountain Network and ARC L.P. holds a 33.33% general partnership interest.

  Northwest. The Northwest RSN is operated through Prime Sports Northwest Network ("Northwest Network"). Liberty/Fox Northwest L.P. holds an 89.9% capital general partnership interest and a 100% equity interest in Northwest Network. LMC Northwest Cable Sports, Inc., an affiliate of Liberty, holds a 10.1% capital general partnership interest in Northwest Network. Fox/Liberty Sports holds a 98% limited partnership interest in Liberty/Fox Northwest L.P., New LMC Northwest, Inc., an affiliate of Liberty, holds a 1% general partnership interest and FRSM holds a 1% limited partnership interest.

  Utah. The Utah RSN is operated through Liberty/Fox Utah LLC ("Utah LLC"). Fox/Liberty Sports holds a 99% membership interest in Utah LLC, New LMC Utah Sports, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest.

  Midwest. The Midwest RSN is operated through ARC Holding. ARC Ltd. holds a 99% limited partnership interest in ARC Holding and Sports Holding Inc., a wholly-owned subsidiary of ARC Ltd., holds a 1% general partnership interest.

  Arizona. The Arizona RSN is operated through Liberty/Fox Arizona LLC ("Arizona LLC"). Fox/Liberty Sports holds a 99% membership interest in Arizona LLC, LMC Arizona Sports, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest.

  Detroit. The Detroit RSN is operated through Fox Sports Detroit, LLC ("Detroit LLC"). Fox/Liberty Sports holds a 99% membership interest in Detroit LLC, an affiliate of Liberty holds a .5% membership interest and FRSM holds a
 .5% membership interest. Pursuant to the terms of the Rainbow Transaction, Rainbow has the right to acquire a 50% interest in the Detroit RSN. It is anticipated that a 50% ownership interest in Fox Sports Detroit will be transferred to RPP, thereby reducing the Company's aggregate direct and indirect ownership interest in this RSN to 70%. The Company will continue to manage Fox Sports Detroit upon the consummation of such transfer.

  South. The South RSN is operated through SportSouth Network, Ltd. ("South Ltd."). Each of LMC Southeast Sports, Inc. ("LMC Southeast") and Liberty SportSouth, Inc., a wholly-owned subsidiary of LMC Southeast, hold 1% limited partnership and 43% general partnership interests in South Ltd. The remaining 12% general partnership interest in South Ltd. is held by E.W. Scripps Company. Liberty/Fox Southeast LLC holds 100% of the equity interest and 49% of the voting interest of LMC Southeast and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. Fox/Liberty Sports holds a 99% membership interest in Liberty/Fox Southeast LLC, New LMC Southeast, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest.

  The partners of South Ltd. are subject to a buy/sell procedure which may be initiated at any time by any general partner of South Ltd. The partner initiating the buy/sell procedure (the "Initiating Partner") must notify the other general partner (the "Responding Partner") of South Ltd. of its intention to initiate the buy/sell procedure, such notification to include a statement by the Initiating Partner of the value of South Ltd. Within 90 days after receipt of such notice, the Responding Partner shall notify the Initiating Partner of its election to either purchase the Initiating Partner's interest in South Ltd. or sell its interest in South Ltd. to the Initiating Partner. If the Responding Partner does not respond within 90 days, it shall be deemed to be an election of the Responding Partner to sell its interest in South Ltd. to the Initiating Partner.

  Sunshine. The Sunshine RSN is operated through Sunshine Network ("Sunshine Network"), a joint venture with ARC Ltd. holding a 49% interest and Sunshine Network of Florida, Ltd. ("SNFL") holding a 51% interest. LMC Sunshine, Inc. holds a 9.064% limited partnership interest in Sunshine Network of Florida, Ltd., Sunshine Network, Inc. ("SNI"), an entity in which LMC Sunshine, Inc. holds a 9.176% interest, holds a 1% general partnership interest. The remaining interests in Sunshine Network of Florida, Ltd. are held by various regional cable MSOs. Liberty/Fox Sunshine LLC holds 100% of the equity interest and 49% of the voting interest of LMC Sunshine, Inc. and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. Fox/Liberty Sports holds a 99% membership interest in Liberty/Fox Sunshine LLC, New LMC Sunshine, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest. In January 1998, the Company provided notice to Time Warner Entertainment to exercise its option to purchase Time Warner Entertainment's 29.647% limited partnership interest in SNFL (the "SNFL Option") and 29.946% interest in SNI (the "SNI Option"). Each of the SNFL Option and SNI Option is subject to a right of first refusal held by the partners of SNFL and the shareholders of SNI, respectively.

  The joint venturers of Sunshine Network are subject to a buy/sell procedure which may be initiated at any time by either joint venturer. The venturer initiating the buy/sell procedure (the "Initiating Venturer") must notify the other venturer (the "Responding Venturer") of Sunshine Network of its intention to initiate the buy/sell procedure, such notification to include a statement by the Initiating Venturer of the value of Sunshine Network. Either within 60 days after receipt of such notice if Sunshine Network of Florida, Ltd. is the Initiating Venturer, or, if ARC Ltd. is the Initiating Venturer, within 120 days of the date that Sunshine Network of Florida, Ltd. receives an appraisal of Sunshine Network (provided that such appraisal is requested by Sunshine Network of Florida, Ltd. within 10 days of the receipt of the buy/sell notice and such appraisal is completed no later than 21 days after such request), the Responding Venturer shall notify the Initiating Venturer of its election to either purchase the Initiating Venturer's interest in Sunshine Network or sell its interest in Sunshine Network to the Initiating Venturer. If the Responding Venturer fails to timely notify the Initiating Venturer of its election, the Initiating Venturer shall have the right, at its option, to either purchase the Responding Venturer's interest in Sunshine Network or require the Responding Venturer to purchase its interest in Sunshine Network.

 Non-Managed RSNs

  Chicago. The Chicago RSN is operated through SportsChannel Chicago Associates ("Chicago Associates"). Prior to the Rainbow Transaction, Rainbow held a 50% interest in Chicago Associates and Fox/Liberty Chicago, LLC held a 50% interest. Fox/Liberty Sports holds a 98% membership interest in Fox/Liberty Chicago, LLC, New LMC Chicago, Inc., an affiliate of Liberty, holds a 1% membership interest and FRSM holds a 1% membership interest.

  Upon consummation of the Rainbow Transaction, Rainbow contributed its 50% interest in Chicago Associates to RPP. Rainbow holds a 60% general partnership interest in RPP and Fox Sports RPP holds a 40% general partnership interest. The Company holds a 99% membership interest in Fox Sports RPP, Liberty Sports Member, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest.

  D.C./Baltimore. The D.C. Baltimore RSN is operated through Home Team Sports Limited Partnership ("D.C./Baltimore LP"). ARC Ltd. holds a 34.3% limited partnership interest in D.C./Baltimore LP and the remaining interest is held by Group W.

  Bay Area. The Bay Area RSN is operated through SportsChannel Pacific Associates ("San Francisco Associates"). Prior to the Rainbow Transaction, Rainbow held a 50% interest in San Francisco Associates and Fox/Liberty Bay Area, LLC held a 50% interest. Fox/Liberty Sports holds a 98% membership interest in Fox/Liberty Bay Area, LLC, New LMC Bay Area, Inc., an affiliate of Liberty, holds a 1% membership interest and FRSM holds a 1% membership interest.

  Upon consummation of the Rainbow Transaction, Rainbow contributed its 50% interest in San Francisco Associates to RPP.

 Regional Programming Partners

  New England. The New England RSN is operated through SportsChannel New England, a wholly owned subsidiary of RPP. Upon consummation of the Rainbow Transaction, Rainbow contributed its 100% interest in

SportsChannel New England to RPP. It is anticipated that a 50% ownership interest in the New England RSN will be transferred to Media One, Inc. pursuant to an option which has been exercised by Media One, Inc.

  Florida. The Florida RSN is operated through SportsChannel Florida Associates ("Florida Associates"). RPP holds a 30% interest in Florida Associates and the remaining 70% of Florida Associates is held by Front Row. Upon consummation of the Rainbow Transaction, Rainbow contributed its 30% interest in Florida Associates to RPP. The Tampa Bay Devil Rays, Inc. has an option to purchase 10% of the Florida RSN.

  Ohio. The Ohio RSN is operated through SportsChannel Ohio Associates ("Ohio Associates"), a wholly-owned subsidiary of RPP. Upon consummation of the Rainbow Transaction, Rainbow contributed its 100% interest in Ohio Associates to RPP.

  Cincinnati. The Cincinnati RSN is operated through SportsChannel Cincinnati Associates ("Cincinnati Associates"), a wholly-owned subsidiary of RPP. Upon consummation of the Rainbow Transaction, Rainbow contributed its 100% interest in Cincinnati Associates to RPP.

  New York. RPP currently owns and operates two RSNs in the New York region:
The Madison Square Garden Network, operated through Madison Square Garden, L.P. ("MSG, L.P."), and Fox Sports New York, operated through SportsChannel Associates ("SportsChannel New York Associates"). RPP holds a 92.2% interest in MSG, L.P. and ITT holds the remaining 7.8% interest. ITT has exercised an option to require the purchase of one-half of its interest in MSG, L.P. effective as of June 17, 1998. ITT has an option, expiring on June 17, 1999, to require the purchase of its remaining interest in MSG, L.P. If ITT does not exercise its option, commencing on June 17, 2000, Cablevision will have an option to purchase ITT's interest in MSG, L.P. Upon consummation of the Rainbow Transaction, Rainbow contributed an 89.8% interest in MSG, L.P. to RPP. The acquisitions of ITT's interest in MSG, L.P. will be structured as a redemption of such interest by MSG, L.P.

  SportsChannel New York Associates is a wholly-owned subsidiary of MSG, L.P.

ITEM 2. PROPERTIES

  The Company's corporate facilities are located in Los Angeles, California where it leases approximately 62,600 square feet of office space from New World Communications Group Incorporated, an indirect, wholly-owned subsidiary of News Corporation. See "Certain Relationships and Related Transactions."

  In addition to the corporate facilities, the Company also leases office facilities located in the market of each of the Company's RSNs, technical and uplink facilities located in Houston, Texas and Los Angeles, California and various sales offices located throughout the United States. The Company has national ad sales offices in New York, Atlanta, Detroit, Chicago, Dallas, Los Angeles and San Francisco. The Company's RSNs have sales offices in Ft. Lauderdale, Kansas City, Tallahassee, Tampa and Tulsa. The O&O RSNs lease office space within the market that they serve and are summarized as follows:

     RSN                                                LOCATION
     ---                                                --------
     Southwest......................................... Irving, Texas
     West/West2........................................ Los Angeles, California
     Pittsburgh........................................ Pittsburgh, Pennsylvania
     Rocky Mountain.................................... Denver, Colorado
     Northwest......................................... Bellevue, Washington
     Utah.............................................. Salt Lake City, Utah
     Midwest........................................... St. Louis, Missouri
     Arizona........................................... Phoenix, Arizona
     Detroit........................................... Detroit, Michigan
     South............................................. Atlanta, Georgia
     Sunshine.......................................... Orlando, Florida

  Fox Sports Direct leases its corporate office space in Irving, Texas. FX also leases sales offices in Atlanta, Chicago and New York.

  The Company does not own any real property. The Company believes that its current office and production space, together with space readily available in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  As of December 31, 1997 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

  On October 27, 1997, Echostar Communications Corporation ("Echostar") filed a complaint with the FCC against the Company alleging that the Company had violated Section 548 of the Communications Act of 1934, as amended (the "1934 Act") and Sections 76.1000 et seq. of the FCC's Rules (the "FCC Rules") by discriminating against Echostar in the prices and other terms and conditions for distribution of regional sports programming to Echostar's subscribers by direct broadcast satellite. Echostar's claim is based on allegations that the Company licenses cable operators to distribute regional sports programming at lower prices and on more favorable terms than those contained in Echostar's contract with the Company. Echostar's complaint requests the FCC to order the Company to offer Echostar regional sports programming at rates and on terms that are no worse than those offered to other cable operators, to award damages in an unspecified amount, and to impose future reporting requirements to ensure non-discrimination. On December 10, 1997, the Company filed a response to the Echostar complaint denying any violation of the 1934 Act or the FCC Rules. Although the Company cannot predict with certainty the outcome of this proceeding, it intends to vigorously defend this action and believes that the ultimate outcome will not have a material adverse effect on its consolidated financial position or results of operations.

  On November 24, 1997, Echostar filed another complaint with the FCC against the Company alleging that the Company had violated Section 548 of the 1934 Act and Sections 76.1000 et seq. of the FCC Rules by refusing to provide other programming to Echostar due to exclusive distribution rights it had previously granted cable operators. The complaint alleges that even though the exclusive contracts were valid when executed, such contracts cannot be enforced because the Company became a "vertically integrated programming vendor" and is therefore obligated by law to make its programming available to all distributors. Echostar requests the FCC to declare that the Company's exclusive contracts violate the 1934 Act and the FCC Rules, to immediately require the Company to make its programming available to Echostar on nondiscriminatory terms and conditions, and for damages in an unspecified amount. On December 24, 1997, the Company filed a response to the Echostar complaint denying any violation of the 1934 Act and the FCC Rules. Although the Company cannot predict with certainty the outcome of the proceeding it intends to vigorously defend this proceeding and it believes that the ultimate outcome will not have a material adverse effect on its consolidated financial position or results of operations.

  The Company is from time to time involved in litigation incidental to the conduct of its business. Except as described above, the Company was not, as of December 31, 1997, a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data of the Company as of December 31, 1996 and for the eight months ended December 31, 1996 and as of December 31, 1997 and for the year ended December 31, 1997 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent auditors, included elsewhere in this report.

  The selected financial data of Liberty Sports, Inc. and subsidiaries-- Domestic Operations set forth below for the year ended December 31, 1995 and for the period January 1, 1996 to April 29, 1996 are derived from the combined financial statements of Liberty Sports, Inc. and subsidiaries--Domestic Operations ("LSI Domestic") audited by KPMG Peat Marwick LLP, independent auditors, included elsewhere in this report.

  The selected financial data of Fox/Liberty FX set forth below for the year ended June 30, 1995 and the ten month period ended April 29, 1996 are derived from Fox/Liberty FX's financial statements audited by Arthur Andersen LLP, independent auditors, included elsewhere in this report.

  The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

                                  THE COMPANY

                                                 APRIL 30 TO
                                                 DECEMBER 31,    YEAR ENDED
                                                     1996     DECEMBER 31, 1997
                                                 ------------ -----------------
                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS:
Revenues........................................  $ 144,792      $  471,792
                                                  ---------      ----------
Expenses:
  Operating.....................................    117,445         420,888
  Additional amortization of program rights.....     80,000             --
  General and administrative....................     31,609          65,558
  Depreciation and amortization.................      8,507          18,968
                                                  ---------      ----------
                                                    237,561         505,414
                                                  ---------      ----------
Operating (loss) income.........................    (92,769)        (33,622)
                                                  ---------      ----------
Other (income) expenses:
  Interest, net.................................      3,819          34,142
  Subsidiaries' income tax expense..............      3,437          (1,590)
  Loss on sale of assets........................      4,913             --
  Equity income of affiliates, net..............    (16,976)          9,018
  Equity in loss of affiliates related to
   additional amortization of program rights....     29,000             --
  Other, net....................................        --              401
  Minority interest.............................        187           2,864
                                                  ---------      ----------
Net (loss) income...............................  $(117,149)     $  (78,457)
                                                  =========      ==========
Deficiency of earnings available to cover fixed
 charges........................................  $(117,149)     $  (78,457)
BALANCE SHEET DATA (END OF PERIOD):
Total assets....................................  $ 610,982      $1,817,758
Long-term debt..................................    145,304       1,246,291
Stockholders' equity............................    230,728         152,271

    LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS (PREDECESSOR)

                                                                JANUARY 1, 1996
                                                    YEAR ENDED        TO
                                                   DECEMBER 31,    APRIL 29,
                                                       1995          1996
                                                   ------------ ---------------
                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS:
Revenues..........................................   $224,373       $99,753
                                                     --------       -------
Expenses:
  Operating expenses..............................    133,804        60,664
  General and administrative expenses.............     73,389        27,993
  Depreciation and amortization...................     39,006        10,788
                                                     --------       -------
                                                      246,199        99,445
                                                     --------       -------
Operating income (loss)...........................    (21,826)          308
                                                     --------       -------
Other income (expenses):
  Interest expense................................     (4,921)       (1,963)
  Interest income.................................      1,343            91
  Equity in earnings of affiliates................      7,852           219
  Minority interest in earnings of subsidiaries...       (705)       (1,076)
  Other, net......................................       (204)        1,467
                                                     --------       -------
                                                        3,365        (1,262)
                                                     --------       -------
  Loss before income taxes........................    (18,461)         (954)
Income tax benefit................................      6,086           217
                                                     --------       -------
    Net loss......................................   $(12,375)      $  (737)
                                                     ========       =======
Deficiency of earnings available to cover fixed
 charges..........................................   $(18,461)      $  (954)

                         FX NETWORKS, LLC (PREDECESSOR)

                                                       YEAR        TEN MONTHS
                                                       ENDED         ENDED
                                                   JUNE 30, 1995 APRIL 29, 1996
                                                   ------------- --------------
                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS:
Revenues..........................................   $ 68,271       $ 75,401
                                                     --------       --------
Expenses:
  Operating.......................................     83,579         63,369
  General and administrative......................     23,677         19,936
  Depreciation and amortization...................        436            480
                                                     --------       --------
    Total operating expenses......................    107,692         83,785
                                                     --------       --------
Interest expense..................................      3,497          7,898
                                                     --------       --------
    Net loss......................................   $(42,918)      $(16,282)
                                                     ========       ========
Deficiency of earnings available to cover fixed
 charges..........................................   $(42,918)      $(16,282)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  In April 1996, Fox and Liberty entered into the Fox/Liberty Joint Venture, pursuant to which the Company was formed as a holding company with ownership interests in two principal business units: (i) a sports programming business, consisting of interests in RSNs and a national sports programming service, and
(ii) FX, a general entertainment network. After giving effect to the Rainbow Transaction, the Company's interests in the sports programming business are derived through its 99% ownership interests in Fox/Liberty Sports and Fox Sports RPP, while its interests in FX are derived through its 99% ownership interest in Fox/Liberty FX. In establishing the Fox/Liberty Joint Venture, Fox contributed $244 million in cash, certain assets related to the operation of a regional sports business and all of the assets and liabilities of FX. Liberty contributed its interests in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities.

  In December 1997, the Company consummated the Rainbow Transaction, pursuant to which (i) RPP was formed to hold interests in Rainbow's then existing RSNs and certain other businesses, (ii) the National Sports Partnership was formed to operate FSN and other national sports programming services, and (iii) the National Advertising Partnership was formed to act as a national advertising sales representative for the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company. In connection with the consummation of the Rainbow Transaction, (i) the Company contributed $850 million to RPP in exchange for a 40% partnership interest held by Fox Sports RPP and Rainbow contributed its interests in certain RSNs, the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers and the New York Knicks to RPP in exchange for a 60% partnership interest,
(ii) the parties each contributed certain business interests and other assets related to national sports programming to the National Sports Partnership in exchange for 50% partnership interests, and (iii) the parties each contributed certain assets related to advertising sales to the National Advertising Partnership in exchange for 50% partnership interests.

  In August 1997, the Company privately sold $500,000,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction exempt from registration under the Securities Act of 1933, as amended ("1933 Act"), pursuant to Rule 144A promulgated thereunder (the "Offering"). The net proceeds from the Offering were used, along with proceeds from the Bank Facility (as hereinafter defined), to finance the Rainbow Transaction. In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Company exchanged all of the Old Notes for new notes (the "Notes") which were registered by the Company under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Company received no proceeds from the issuance of the Notes in the Exchange Offer.

  In connection with the consummation of the Rainbow Transaction, the Company and a group of banks led by Chase Manhattan Bank, amended and restated an existing credit agreement to permit borrowings by Fox/Liberty Sports, Fox Sports RPP and Fox/Liberty FX, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800 million (the "Bank Facility"). The Bank Facility is comprised of a $400 million revolving credit facility and a $400 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the Rainbow Transaction. The Company currently expects that remaining availability will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

  Borrowings under the Bank Facility are unconditionally guaranteed by each RSN that is wholly owned, directly or indirectly, by the Co-Borrowers and by each of the Co-Borrowers' subsidiaries that hold the direct interest in an RSN that is not wholly owned, directly or indirectly, by the Co-Borrowers. The Company also provides a downstream guarantee. In addition, borrowings under the Bank Facility and the guarantees are secured by substantially all of the equity interests of the Co-Borrowers (other than Fox Sports RRP) and the equity interests held by the Co-Borrowers (other than Fox Sports RPP) and their subsidiaries in certain related entities.

  Included in this Report are: (i) the consolidated financial statements of the Company for the eight months ended December 31, 1996 and for the year ended December 31, 1997, (ii) the combined financial statements of Liberty Sports, Inc.--Domestic Operations for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 to April 29, 1996, and (iii) the financial statements of Fox/Liberty FX for the two years ended June 30, 1994 and 1995 and for the ten months ended April 29, 1996.

GENERAL PROGRAMMING OPERATIONS

  Basic cable networks generally recognize revenue from two principle sources: the payment of affiliate fees from pay television distributors and the sale of advertising time.

  Basic cable networks typically enter into long-term contracts with pay television distributors such as cable system operators, DTH operators, multisystem multipoint distribution systems ("MMDS") operators and other hybrid pay television platforms. These operators provide for the delivery of the network's programming to subscribers. Contracts between networks and distributors generally vary in length and provide for a monthly programming fee ("affiliate license fee") to be paid by the distributor, on a per subscriber basis, to the cable network for the right to distribute programming on a non-exclusive basis. Affiliate license fees are generally based on the popularity of the cable network and the cost of its programming, and distribution contracts will generally set forth the manner in which fees will change throughout the life of the contract. The affiliate license fee schedule during the contract term typically varies based on the number of subscribers to whom the distributor delivers the network (volume) and/or penetration of the network among a distributor's total subscriber base. Affiliate license fees paid by a distributor will typically increase in aggregate as the number of subscribers served by the distributor increases, and will increase, on a per subscriber basis, by an escalator, such as the consumer price index ("CPI") for a fixed number of years until the contract expiration date. Upon the contract's expiration, the parties can renegotiate the license fee to the extent that market forces will allow. In exchange for distribution and affiliate license fees, distribution contracts often require the cable network to provide its distributor with various forms of consideration, including advertising time that the operator may sell locally, marketing programs and materials, and in recent years, substantial per subscriber launch funds.

  Basic cable networks also receive revenues from the sale of advertising time on the network. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience that the advertiser desires to reach. Advertising rates are affected by the number of advertisers competing for available time, the total audience reached, as measured by the number of subscribers to the network, and to the extent that the network is targeted to a particular audience, the size and demographic makeup of the subscriber base targeted by the network. Generally, most advertising contracts are short-term in nature. Cable networks generally pay a commission both to advertising agencies for placement of local or national advertising and to their in-house sales force (or the national sales representative for national advertising).

  Cable networks expenses primarily include five general types of expenses: programming expenses, production and technical expenses, marketing expenses, advertising expenses and general and administrative expenses.

  Programming expenses are generally the largest component of a cable programmer's expenses and include expenses related to originally produced programming, acquired programming and rights to programming obtained by contract. Production and technical expenses typically include expenses related to operating the technical facilities of the network, the equipment required to uplink the signal to the satellite and, in the case of RSNs, the production crews who film and announce the games. Marketing expenses include all promotional expenses related to improving the market visibility and awareness of the network. Advertising expenses include sales commissions paid to the in-house sales force involved in the sale of advertising and commissions paid to outside representatives. General and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses as well as legal, accounting and consulting fees.

THE COMPANY'S PROGRAMMING OPERATIONS

  Each of the Company's RSNs receive revenues from both affiliate license fees and from the sale of air time to local and national spot advertisers. The Company's RSN's have rights agreements with professional sports teams and colleges, within its region of operation. For professional teams, these rights agreements generally grant the RSN the exclusive right to air a specified number of games of the professional team per season, plus playoff games, for a specified fixed fee. The average term of these contracts (from commencement to scheduled termination) has historically been approximately six years for the Company's O&O RSNs and such contracts have specified mechanisms for the increase of the rights fee per game over the term of the contract.

  FSN, the Company's national programming service, also receives revenue from both affiliate license fees and from the sale of advertising time to national network advertisers. FSN's affiliate license fees are received from affiliated RSNs or broadcast stations for the right to distribute FSN's national programming within their region of operations. Similar to the RSNs, FSN has various rights agreements for its national sports programming, most notably national rights from MLB and various college conferences for football and basketball. FSN also produces its own daily sports news program, Fox Sports News. Upon consummation of the Rainbow Transaction, FSN became a service of the National Sports Partnership.

  Fox Sports Direct, the Company's satellite services operation, provides sports programming from the RSN's to residential and commercial C-band satellite owners and to the direct broadcast service providers, such as DirecTV and PRIMESTAR, for Ku-band satellite owners. Fox Sports Direct's revenues are received generally through an up-front annual subscription fee from C-band customers and from a monthly per subscriber fee to the direct broadcast service providers. Fox Sports Direct acquires its sports programming through a license agreement with the RSNs whereby Fox Sports Direct splits a percentage of its revenues received from its subscribers with the "home territory" RSN in which the specific satellite subscriber resides.

  Prior to the consummation of the Rainbow Transaction, Fox Sports Ad Sales, LLC, the Company's advertising sales subsidiary received commissions from the sale of air time on behalf of RSNs, both the Company's and third party RSNs, as well as on behalf of FSN. Expenses consist of sales personnel and other sales-related costs. Upon consummation of the Rainbow Transaction, sales of national advertising became a function of the National Advertising Partnership.

  FX receives revenue from both affiliate license fee contracts and the sale of advertising time and acquires programming from various sources. FX has entered into contracts with various Hollywood studios, including Twentieth Century Fox, an affiliate of News Corporation, for the exclusive cable rights to telecast specific programming, including both feature films and off network television programming, within a specified term. These contracts are generally long-term in nature. Under generally accepted accounting principles, FX capitalizes its film rights and amortizes the asset over the life of the contract. As a result, the amount of cash payments made for a film contract in a particular reporting period may differ from the amount amortized.

SIGNIFICANT ACCOUNTING PRACTICES

 Basis of Presentation

  The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all subsidiaries in which it has a majority interest and voting control. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but does not have voting control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial condition and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

  As of December 31, 1996, the following RSNs, together with Fox Sports Direct, are accounted for using the equity method of accounting: Southwest RSN, Pittsburgh RSN, Rocky Mountain RSN, Midwest RSN, Sunshine RSN, Chicago RSN, Bay Area RSN and D.C./Baltimore RSN, as well as certain operations within Fox Sports Net. Prior to the formation of the Company, the Southwest RSN, Pittsburgh RSN, Rocky Mountain RSN and Midwest RSN, as well as Fox Sports Direct, were consolidated in Liberty Sports, Inc.'s financial statements, while the others have historically always been accounted for under the equity method.

  Entities that are consolidated in the financial statements of the Company, at December 31, 1996, include subsidiary entities which own Fox/Liberty FX, West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN and Fox Sports Ad Sales, as well as certain operations within Fox Sports Net.

  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. and affiliates ("ARC") by Liberty/Fox ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated.

  In connection with the consummation of the Rainbow Transaction, the Company contributed certain business interests and other assets related to national sports programming to the National Sports Partnership and certain assets related to advertising sales to the National Advertising Partnership. The Company holds 50% partnership interests in each partnership. Whereas the assets and liabilities, and the results of operations of FSN, the national sports programming business and the national advertising sales representation business were consolidated, the National Sports Partnership and the National Advertising Partnership are each accounted for under the equity method. Fox Sports RPP's 40% interest in RPP is also accounted for under the equity method.

  The following RSNs, together with Fox Sports Direct and Fox/Liberty FX, are consolidated in the financial statements of the Company, at December 31, 1997:
West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN.

  As of December 31, 1997, the following are accounted for using the equity method of accounting: Pittsburgh RSN, Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

  Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of the entire Company. As a result of the various acquisitions and sales in recent years, which in turn impact the accounting treatment of many of the Company's subsidiary entities, comparability of the Company's historical financial results is not possible.

 Program Rights

  The Company has multi-year contracts for telecast rights of syndicated entertainment programs and sporting events. Program rights for entertainment programs are amortized over the term of the contract using the straight-line method. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season are amortized over the term of the season on a straight-line basis.

  At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

 Excess Cost

  Excess cost represents the difference between the cost of acquiring programming entities and amounts assigned to their tangible and intangible assets. Such amounts are amortized on a straight-line basis over 40 years.

  The Company periodically reviews the propriety of the carrying amount of its excess cost as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Company's projection of undiscounted operating income before depreciation, amortization and interest over the remaining lives of the excess cost.

RESULTS OF OPERATIONS

FOX/LIBERTY NETWORKS, LLC

 Year ended December 31, 1997

  The Company was formed in April, 1996 pursuant to the Fox/Liberty Joint Venture. The consolidated statement of operations of the Company reflects the RSNs and other sports businesses, formerly owned by Liberty and its affiliates and Fox.

  The Company has certain subsidiaries that are consolidated and others which are accounted for on the equity method of accounting. On March 13, 1997, upon the acquisition of the remaining interests in ARC by Liberty/Fox ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated. Had the additional 12.78% interest been acquired at the beginning of the period (January 1, 1997), the Company's consolidated revenue and income would have increased by $29.9 million and $0.3 million, respectively.

  Total revenue for the year ended December 31, 1997 was $471.8 million. Programming revenue is the largest source of revenue, representing 48% of total revenues, or $226.5 million. Advertising revenue represents 25% of total revenues, or $117.9 million. For the eight months ended December 31, 1996, programming revenue was $85.3 million and advertising revenue was $37.7 million, or 59% and 26% of total revenues, respectively. The primary reason for this change in the mix of revenues as compared to total revenue is due to the consolidation of ARC in which direct broadcast revenue represents 52% of ARC's total revenues. For the year ended December 31, 1997, direct broadcast revenue represented 19% of total revenues, or $91.7 million. For the eight months ended December 31, 1996, direct broadcast revenue was $5.7 million, or 4% of total revenues reflecting the impact of ARC being accounted for on the equity method during this period.

  Operating expenses totaled $420.9 million for the year ended December 31, 1997, which represented 89% of total revenues. These expenses consist primarily of programming and production costs. Operating expenses for the eight months ended December 31, 1996 totaled $117.4 million, or 81% of total revenues. The increase can be attributed to acquisition and renewals of programming rights during the first half of 1997 and direct telecast rights to third party RSNs that were not previously consolidated. The Company also incurred significant expenses throughout the year related to the launch of West2 in January 1997. As West2 has not yet achieved full distribution, operating expenses substantially exceeded revenues during the year. The Company also made a significant investment in programming in conjunction with the continued development of FSN, which launched in November 1996.

  General and administrative expenses totaled $65.6 million for the year ended December 31, 1997, which represented 14% of total revenues. General and administrative expenses for the eight months ended December 31, 1996 totaled $31.6 million, or 22% of total revenues. In 1996, the Company incurred significant costs relative to severance and relocation expenses in connection with the Company's decision to relocate its corporate offices from Dallas, Texas to Los Angeles, California. The Company offered a severance package based upon years of service to those employees who elected not to transfer, and a relocation package to those employees who elected to relocate to Los Angeles. Similar costs were not incurred in 1997.

  Depreciation and amortization expenses totaled $19.0 million and $8.5 million for the year ended December 31, 1997 and for the eight months ended December 31, 1996, respectively. Of these amounts, $11.8 million and $5.2 million were related to amortization of excess cost from acquisitions of programming entities. The increases are primarily due to the consolidation of ARC in 1997, as discussed above.

  Interest expense for the year ended December 31, 1997 totaled $49.2 million as a result of $1.3 billion of debt outstanding as of December 31, 1997. Interest expense for the eight months ended December 31, 1996 totaled $4.2 million which related to $171.7 million of outstanding indebtedness as of December 31, 1997. The increase in the amount of debt is attributable to (i) the Offering, pursuant to which the Company incurred $752.3 million of debt;
(ii) the consolidation of ARC's consolidated subsidiaries, pursuant to which the Company incurred $9.0 million of debt; (iii) the purchase of the remaining interest in ARC pursuant to which the Company incurred $40.0 million of debt; (iv) the arrangement of an advertising sales and carriage agreement pursuant to which the Company incurred $30.0 million of debt; (v) the Bank Facility and indebtedness thereunder in the amount of $460.0 million; (vi) the acquisition of certain assets in connection with the commencement of operations of the Detroit RSN, pursuant to which the Company incurred $25.7 million of debt; and (vii) additional borrowings of approximately $39.5 million to fund operations for the year ended December 31, 1997, net of the extinguishment of debt of $201.7 million during the period.

 Eight months ended December 31, 1996

  The Company was formed pursuant to a 50%-50% joint venture in April 1996 from the contribution of assets from Liberty and Fox. The consolidated statement of operations of the Company reflects the RSNs and other sports businesses, formerly owned by Liberty and Fox.

  The Company has certain subsidiaries that are consolidated and others which are accounted for under the equity method of accounting. The key criteria used to determine the accounting treatment are ownership and voting control. For comparative purposes to a pro forma combined Liberty Sports and Fox/Liberty FX statement of operations prior to the formation of the Company, it is important to realize that certain subsidiary entities were accounted for under the equity method after formation of the Company in April 1996 which were previously consolidated in Liberty Sports, Inc. financial statements. These significant subsidiary entities are Liberty/Fox KBL LP (Pittsburgh RSN), Liberty/Fox ARC LP (Southwest, Midwest and Rocky Mountain RSNs, and Fox Sports Direct), and Liberty/Fox Distribution LP (primarily national rights for college football).

  If these operating subsidiaries had been consolidated for the eight months ended December 31, 1996, as they were under Liberty Sports, Inc. prior to the formation of the Company, the effect on total consolidated revenues and expenses would have been significant. For the eight months ended December 31, 1996, total revenues for these operating subsidiaries were $138.6 million, consisting of the following: programming--$40.7 million, advertising--$19.3 million, direct broadcast--$55.1 million and other--$23.5 million. Total expenses for the same period were $163.3 million, consisting of the following: operating--$150.0 million, general and administrative--$10.4 million, and depreciation and amortization--$2.9 million. The operating loss for these non-consolidated subsidiaries was $24.7 million, which is included on the Company's financial statements as equity income of affiliates, net and equity in loss of affiliates related to additional amortization of program rights.

  For comparability purposes, the following discussion will make reference to comparisons between calendar 1996 and 1995 for the O&O RSNs. To achieve comparability, these calculations were made by summing the specific revenues and expenses for all owned and operated regional sports networks, whether consolidated or accounted for under the equity method for financial statement purposes, for 1996 and 1995.

  Total revenues for the eight months ended December 31, 1996 were $144.8 million. Programming revenue is the largest revenue source, representing 59% of total revenue or $85.3 million. Programming revenues for RSNs increased 30% in calendar 1996 compared to calendar 1995 due to rate increases and increasing subscribers. Advertising revenue totaled $37.7 million or 26% of total revenues. For RSNs, advertising revenues increased 15% in calendar 1996 due to new sports contracts and higher advertising rates and sell-out percentages in certain events. Direct satellite broadcast revenue represented only 4% of total revenues or $5.7 million due to the Company's direct satellite broadcast division, Fox Sports Direct, not being consolidated. The remaining revenue sources account for 11% of total revenues and consist of infomercials, merchandising, and other.

  Operating expenses totaled $117.4 million for the eight months ended December 31, 1996, which represented 81% of total revenues. These expenses consisted primarily of programming and production costs. For RSNs, programming and production costs increased 17% in calendar 1996 from calendar 1995 due primarily to escalating and/or renegotiated costs in certain existing sports contracts, and, to a lesser extent, new sports contracts.

  In 1996 the Company finalized a long-term agreement with MLB for national cable rights. In accordance with the Company's accounting policies as described above, an evaluation of the recoverability of the costs associated with this agreement was performed. Additional amortization of program rights totaling $80.0 million was recorded associated with this contract, as a result of the evaluation of projected future advertising revenues in comparison to future program rights. Depreciation and amortization expenses totaled $8.5 million for the period. Of this amount, $5.2 million was related to amortization of excess cost from acquisitions of programming entities. An additional amortization of program rights totaling $29.0 million was also recorded with respect to a projected loss to an affiliate on college football contracts.

  General and administrative expenses totaled $31.6 million, or 22% of total revenues, for the eight months ended December 31, 1996. Included in this total for the period was $1.3 million for deferred compensation to certain employees and $1.2 million in severance costs associated with the announced relocation in August 1996 of the Company's corporate offices from Dallas to Los Angeles. The actual relocation was completed in March 1997.

  Interest expense was $4.2 million for the period with substantially all of the Company's debt bearing interest at floating rates.

  Subsidiaries income tax expense totaled $3.4 million for the period which related to estimated federal and state tax liabilities.

  In September 1996, the Company sold its merchandising division for $3.8 million to a company owned by former executives of Liberty. A loss on sale of $4.9 million was realized in conjunction with this transaction.

  The Company has numerous significant investments accounted for under the equity method. For the eight months ended December 31, 1996, net equity income of affiliates was $17.0 million.

LIBERTY SPORTS, INC.--DOMESTIC OPERATIONS

 Period from January 1, 1996 to April 29, 1996

  Revenues for the four months ended April 29, 1996 totaled $99.8 million. Programming, advertising, and direct broadcast revenues were 38%, 28%, and 24%, respectively, of total revenues for the four month period compared to 38%, 30%, and 23%, respectively, of total revenues for the calendar year ended December 31, 1995 ("Liberty Calendar 1995"). The slight percentage decrease in advertising revenues was offset by an increase in the percentage of other revenues as other revenues were 10% of total revenues for the four month period compared to 9% for Liberty Calendar 1995.

  Operating expenses for the four months ended April 29, 1996 were $60.7 million, or 61% of total revenues for the period. Operating expenses for Liberty Calendar 1995, as a percentage of total revenues, were comparable at 60%.

  General and administrative expenses for the four months ended April 29, 1996 were $28.0 million, or 28% of total revenues for the period. General and administrative expenses for the preceding fiscal year, as a percentage of total revenues, were 33%. The decreased percentage cost is attributable to the sale of certain unprofitable business divisions in January 1996 and overall efficiencies in Liberty Sports, Inc.--Domestic Operations' existing operations.

 Year ended December 31, 1995 ("Liberty Calendar 1995") compared with the year ended December 31, 1994 ("Liberty Calendar 1994")

  Revenues for Liberty Calendar 1995 increased 67% to $224.4 million from $134.7 million for the prior calendar year. Approximately 54%, or $49 million, of the increase is due to the acquisition of Prime Ticket Networks, L.P. ("Prime Ticket," the owner of the West RSN) in August 1994. The remainder of the revenue increase is attributed to the result of more subscribers, higher subscriber rates, no major sports league strikes, and new sports contracts. The primary revenue sources consisting of programming, advertising, and direct broadcast increased 59%, 119%, and 56%, respectively, in 1995 compared to 1994.

  Operating expenses for Liberty Calendar 1995 increased 58% to $133.8 million from $84.7 million in Liberty Calendar 1994. This increase is attributable to the Prime Ticket acquisition, new sports programming, higher costs for existing sports contracts, and no major sports leagues strikes during 1995. As a percentage of total revenues, operating expenses declined in 1995 to 60% compared to 63% of revenues in 1994.

  General and administrative expenses for Liberty Calendar 1995 increased 68% to $73.4 million from $43.7 million for the prior calendar year. This increase is primarily attributable to the Prime Ticket acquisition and to increased costs associated with the growth of Liberty Sports, Inc.--Domestic Operations.

  Depreciation and amortization expenses increased 74% to $39.0 million from $22.4 million in the prior year. This increase is related to a full year of depreciation and amortization of fixed assets and intangible assets related to Prime Ticket.

  Interest expense for 1995 totaled $4.9 million which was a decrease of 3% from the prior year as lower interest rates offset the increase in the level of outstanding indebtedness during 1995. Interest income increased to $1.3 million from $0.6 million in the prior year due to interest earned on a note receivable with a sports franchise.

  In 1995, Liberty Sports, Inc.--Domestic Operations had an income tax benefit of $6.1 million due to loss carryforwards generated for income tax purposes.

FX

 Ten Months ended April 29, 1996

  Revenues for the ten months ended April 29, 1996 totaled $75.4 million, of which approximately 74% represented revenues attributable to programming revenue, as compared to 77% of FX's total revenue for the fiscal year ended June 30, 1995 ("FX Fiscal 1995"). Increased advertising revenues due to the maturing of the programming service and increased awareness among viewers and advertisers since the June 1994 launch resulted in a decrease in the percentage. Advertising revenue (net of commissions) contributed approximately 23% of revenues for the ten month period, and infomercial revenue contributed 3%.

  Operating expenses for the ten months ended April 29, 1996 were $63.4 million, or 84% of total revenues for the period. Operating expenses for FX Fiscal 1995, as percentage of total revenues, was 122%. This improvement in operating expenses as a percentage of revenues is attributable to a decrease in original programming production.

  General and administrative expenses for the ten months ended April 29, 1996 were $19.9 million, or approximately 26% of revenues for the period. General and administrative expenses for FX Fiscal 1995 were approximately 35% of revenues. This decrease in general and administrative expenses as a percentage of revenues is attributable to an overall increase in programming and advertising revenues as compared to FX Fiscal 1995.

 Year ended June 30, 1995 ("FX Fiscal 1995") compared with the year ended June 30, 1994 ("FX Fiscal 1994")

  FX Fiscal 1995 is not comparable to FX Fiscal 1994 due to FX launching June 1, 1994. Startup costs leading up to launch were amortized as incurred during FX Fiscal 1994.

  Revenues for FX Fiscal 1995 increased 1,561% to $68.3 million from $4.1 million for the prior fiscal year. This increase is primarily attributable to only one month of revenue during FX Fiscal 1994. During FX Fiscal

1995 programming revenue increased to $52.2 million from $3.7 million, accounting for 76% of the increase in total revenues for the year. Advertising revenue (net of commissions) contributed approximately 20% of revenues for the FX Fiscal 1995, and infomercial revenue contributed 4%.

  Fox Sport Direct expenses in FX Fiscal 1995 increased 186% to $83.6 million from $29.2 million for the prior year. This increase is primarily attributable to a full year of programming production and amortization.

  General and administrative expenses for FX Fiscal 1995 increased 129% to $23.7 million from $10.3 million for the prior year. This increase is primarily attributable to the fact that the majority of FX Fiscal 1994 general and administrative costs did not start until January 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from (i) the funding of operating losses and other general working capital needs, (ii) its strategic plan to secure national distribution for its network programming, either through the acquisition of existing third party-owned RSNs or through the launch of new RSNs, (iii) the acquisition of additional programming rights, and (iv) its capital expenditure requirements, which include the Company's plans to convert to digital transmission.

  Net cash provided by (used in) operating activities of the Company for the year ended December 31, 1997 and for the eight months ended December 31, 1996 was ($76.7 million) and $14.3 million, respectively.

  Net cash used in investing activities of the Company for the year ended December 31, 1997 and for the eight months ended December 31, 1996 was $932.4 million and $38.8 million, respectively.

  Net cash provided by financing activities of the Company for the year ended December 31, 1997 and for the eight months ended December 31, 1996 was $1,050.8 million and $25.2 million, respectively.

  In June 1997, the Company entered into an agreement with Rainbow to acquire a 40% interest in Rainbow's sports properties, including economic interests in eight RSNs, Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Knicks, and the New York Rangers in exchange for $850 million in cash from the Company. In December 1997 the Rainbow Transaction was consummated and the net proceeds from the Offering, along with available proceeds under the Bank Facility, were used to fund the Company's cash contribution of $850 million to RPP.

  In August 1997, the Company consummated the Offering. The net proceeds from the Offering were used in part, to finance the Rainbow Transaction. The indentures pursuant to which the Notes were issued in connection with the Offering contain certain restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, transfer assets and engage in transactions with affiliates.

  The Company has several credit facilities with different banks. The credit facilities restrict the payment of dividends, and contain certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets. At December 31, 1997, the total amounts borrowed under these credit facilities were $472.5 million. The total commitments pursuant to these credit facilities were $812.5 million as of December 31, 1997. In September 1997, the Company entered into a credit agreement which permitted borrowings of up to $450 million. The proceeds of such credit agreement were used to retire amounts borrowed under previously existing credit facilities and for working capital purposes. Upon consummation of the Rainbow Transaction, the Company amended and restated this $450 million credit agreement to permit borrowings of up to $800 million under the Bank Facility. The Bank Facility was used to finance, in part, the Rainbow Transaction.

  Future capital requirements are substantial. At December 31, 1997, the Company has future minimum payments on operating leases, including transponders totaling $100.0 million, and commitments under long-term program rights contracts totaling $1,237.3 million. The Company has also made substantial investments in FSN and West2 in the year ended December 31, 1997. FSN, which launched in November 1996, required significant working capital for programming, due primarily to the agreement with MLB and the development of Fox Sports News. West2, which launched in January 1997, did not achieve a significant level of distribution until the end of the year. Also, within the next several years, the Company has plans to transition from analog transponder equipment to digital transponder equipment. Obligations under operating leases for the Company's fleet of transponders currently in use total $1.8 million per month, with varying expiration dates through 2002. Upon transition to the digital transponder equipment, the Company will use four transponders at a cost of approximately $0.6 million per month. Upon completion of the transition to digital transponder equipment, the Company anticipates savings of approximately $0.9, $1.0 and $1.1 million per month in 2000, 2001 and 2002, respectively. In order to transition to the digital system, the Company will purchase four signal compression systems. In addition, the Company anticipates purchasing satellite receivers which will allow cable operators to convert the digital signal back into a single channel feed for distribution across their system. The total cost of this equipment will be approximately $20 million. The transition to digital transponder equipment commenced in 1998 and will continue into 1999. In addition, the cost of acquiring sports programming rights continues to escalate. Furthermore, the Company intends to continue to explore opportunities to expand its distribution.

  The Company is a holding company and its assets consist solely of investments in its subsidiaries and affiliates. As a holding company, the Company's ability to meet its financial obligations, including its obligations under the Notes and the Bank Facility and its funding and other commitments to its subsidiaries and affiliates, is dependent on the earnings of such subsidiaries and affiliates and the distribution or other payment of such earnings to the Company in the form of dividend distributions, loans or other advances, payment or reimbursement for management fees and expenses, and repayment of loans and advances from the Company. Accordingly, the Company's ability to pay interest on the Notes and to otherwise meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries and affiliates. The payment of dividends or the making of loans or advances to the Company by its subsidiaries and its affiliates may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations. Although the agreements between the Company and its partners contemplate the payment of distributions, the Company may not be able to cause its subsidiaries or affiliates to make distributions when it may have a need for distributions, and the Company may not be able to dispose of its investments in any of its RSNs if required for financial or other reasons.

  Sources of funding for the Company's future financing requirements, if any, may include public or private offerings of equity and/or debt securities, commercial bank loans, and partner capital contributions. The extent of the additional financing required, if any, will depend on the success of the Company's business. There can be no assurance that additional financing, if needed, will be available to the Company or, if available, that such financing can be obtained on terms acceptable to the Company and within the limitations contained in the terms of any future financing arrangements. Failure to obtain any such financing could delay or prevent the Company's development and growth plans, impair the Company's ability to meet its debt service requirements, and have a material adverse effect on the Company's business.

  The Company believes that the net proceeds from the Offering, together with existing funds and the proceeds from borrowings under the proposed Bank Facility, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements, although no assurances can be given in this regard.

YEAR 2000

  The Company has begun to develop plans to address the changes that need to be made to its computer systems and applications for the implications of the Year 2000 date change. These changes are necessary to ensure that the systems and applications will recognize and process dates with the Year 2000 and beyond. The Company is also communicating with its application vendors, suppliers, financial institutions and others with which it is doing business to address the impact of the Year 2000. The Company does not anticipate that the financial impact of making the required changes to its systems and applications will be material to the Company's consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Reports of Independent Public Accountants, Financial Statements and Notes to the Financial Statements appear in a separate section of this Form 10-K (beginning on page F-1) following Part IV. The index to Financial Statements is included in Item 14.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

  The current executive officers of the Company and/or certain of its subsidiaries are as follows:

   NAME                         AGE POSITION
   ----                         --- --------
   David Hill..................  51 Chairman
   Anthony F.E. Ball...........  42 President and Chief Executive Officer
   Jeff Shell..................  32 Executive Vice President and Chief Financial
                                    Officer
   James A. Martin.............  43 Executive Vice President, Head of Business
                                    Operations
   Louis LaTorre...............  44 Senior Vice President
   Tracy Dolgin................  38 Joint Chief Operating Officer of Fox/Liberty
                                    Sports
   Robert L. Thompson..........  40 Executive Vice President of Fox/Liberty
                                    Sports

  David Hill has served as Chairman of the Company since April 1996. From April 1996 through October 1997, Mr. Hill also served as the Company's Chief Executive Officer. In addition, since October 1997 he has served as Chairman and Chief Executive Officer of Fox Broadcasting Company. Prior thereto, from July 1996 until October 1997, Mr. Hill served as Chief Operating Officer of Fox Television and from December 1993 until October 1997 as President of Fox Sports, a division of Fox Television. From April 1988 until October 1993, Mr. Hill was employed at Sky Television and its successor company, British Sky Broadcasting Group plc ("BSkyB"), in various capacities, including Head of Sky Sports, a subsidiary of BSkyB.

  Anthony F.E. Ball has served as President of the Company since March 1997 and additionally as its Chief Executive Officer since October 1997. From March 1997 until October 1997, Mr. Ball also served as Chief Operating Officer of the Company. Mr. Ball has also served as President and Chief Executive Officer of Fox/Liberty Sports and Fox/Liberty FX since October 1997. In addition, since June 1996 he has served as President and Chief Operating Officer of International Sports Programming Partners, an international sports programming joint venture between News Corporation and TCI. From December 1993 until June 1996, Mr. Ball was employed by BSkyB in various capacities, including as its General Manager/Broadcasting and as Head of Production and Operations of Sky Sports. Prior thereto, from March 1991 until December 1993, Mr. Ball served as Senior International Vice President and Head of European Productions at TransWorld International, a subsidiary of International Management Group.

  Jeff Shell has served as Executive Vice President and Chief Financial Officer of the Company since February 1998. Prior thereto, Mr. Shell served as Senior Vice President, Finance and Development of the Company from June 1996 until February 1998. From October 1994 until November 1996, he served as Vice President of Business Development for Fox, Inc. Prior thereto, from September 1991 until October 1994, Mr. Shell served in various capacities in the Strategic Planning and Corporate Development Group at The Walt Disney Company.

  James A. Martin has served as Executive Vice President, Head of Business Operations of each of the Company, Fox/Liberty Sports and Fox/Liberty FX since June 1997. From September 1996 until June 1997, he served as Executive Vice President and Chief Operating Officer of Fox/Liberty Sports. From January 1995 until September 1996, Mr. Martin served as Executive Vice President and President of Regional Network Operations of Liberty Sports, Inc. Prior thereto, from September 1991 until December 1994 Mr. Martin served as Vice President and Chief Operating Officer of Liberty.

  Louis LaTorre has served as Senior Vice President of the Company, President, Advertising Sales of Fox/Liberty Sports and President, Advertising Sales of Fox/Liberty FX since January 1997. From July 1994 until December 1996, he served as President and Chief Operating Officer for the Sales and Marketing Division of

New World Communications, Inc. From October 1993 until June 1994, Mr. LaTorre served as President, Sales and Marketing for Pro Star Entertainment Inc., a satellite encryption and entertainment company. From March 1993 until September 1993, he served as President of Platinum Productions, Inc., a pay-per-view entertainment company. Prior thereto, from June 1981 until February 1993, Mr. LaTorre served in various capacities at Turner Broadcasting System, Inc. including, most recently, as Executive Vice President, Advertising Sales and Marketing, for the Turner Entertainment Group, a subsidiary of Turner Broadcasting System, Inc.

  Tracy Dolgin has served as Joint Chief Operating Officer of Fox/Liberty Sports since July 1997. In addition, he has served as Executive Vice President, Marketing for Fox Sports, a division of Fox Broadcasting Company, since December 1993. Prior thereto, from December 1992 until December 1993, Mr. Dolgin served as Executive Vice President, Marketing of Fox Broadcasting Company, and from May 1989 until December 1992, Mr. Dolgin served as Senior Vice President, Marketing of Home Box Office, a subsidiary of Time Warner Inc.

  Robert L. Thompson has served as Executive Vice President of Fox/Liberty Sports since October 1997 and from July 1996 through October 1997 he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. From October 1994 through July 1996, Mr. Thompson served as Senior Vice President, Regional Network Operations for Liberty Sports, Inc. and from January 1994 until October 1994 he served as Group Vice President of Liberty Sports, Inc. Prior thereto, from February 1989 until October 1994. Mr. Thompson served as Vice President/General Manager of the Rocky Mountain Prime Sports Network.

  There are no family relationships between any of the executive officers.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid for the eight months ended December 31, 1996 and for the year ended December 31, 1997 to those persons who were, at December 31, 1997, the Company's Chief Executive Officer and the next four most highly compensated executive officers of the Company and/or its subsidiaries (the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                                                        LONG TERM COMPENSATION
                                                                    -------------------------------
                                                                           AWARDS          PAYOUTS
                                                                    --------------------- ---------
                                  ANNUAL COMPENSATION
                          ----------------------------------------- RESTRICTED SECURITIES INCENTIVE
   NAME AND PRINCIPAL                                  OTHER ANNUAL   STOCK    UNDERLYING   PLAN     ALL OTHER
       OCCUPATION         YEAR  SALARY      BONUS      COMPENSATION   AWARDS     OPTION    PAYOUTS  COMPENSATION
   ------------------     ---- --------    --------    ------------ ---------- ---------- --------- ------------
David Hill..............  1997 $500,000(2) $150,000(2)       --        --         --         --            --
Chairman and Former       1996 $333,333(2) $100,000(2)       --        --         --         --            --
 Chief Executive
 Officer(1)
Anthony F.E. Ball.......  1997 $250,000(3) $ 75,000(3)       --        --         --         --            --
Chief Executive Officer   1996      --          --           --        --         --         --            --
James A. Martin.........  1997 $358,333(2) $125,000          --        --         --         --       $300,000(6)
Executive Vice President  1996 $215,625(5) $ 63,333(5)       --        --         --         --       $300,000(6)
 and Former Chief
 Operating Officer of
 Fox/Liberty Sports(4)
Louis LaTorre...........  1997 $391,026    $200,000      $20,148       --         --         --            --
Senior Vice President     1996      --          --           --        --         --         --            --
Robert L. Thompson......  1997 $325,488    $100,000          --        --         --         --       $180,000(6)
Executive Vice President  1996 $193,282(8) $ 55,000(8)       --        --         --         --       $180,000(6)
 and Former Senior Vice
 President, Rights and
 Acquisitions and
 Regional Network
 Operations of
 Fox/Liberty Sports(8)

-------
(1) In October 1997, Mr. Ball succeeded Mr. Hill as Chief Executive Officer of the Company.
(2) Reflects the compensation received by Mr. Hill for the services he rendered to the Company from the Company's inception in April 1996 through the year ended December 31, 1997. During fiscal years 1997 and 1996, Mr. Hill was, and currently remains employed by Fox Broadcasting Company. Fox Broadcasting Company grants the Company the right to utilize Mr. Hill's services. The above disclosure does not include compensation information for Mr. Hill with respect to the services he performed at Fox Broadcasting Company. See "Certain Transactions."
(3) Reflects compensation received by Mr. Ball for services he rendered to the Company for a portion of fiscal year 1997. The Company has been granted the right to utilize Mr. Ball's services through March 1, 2001.
(4) Mr. Martin served as Executive Vice President and Chief Operating Officer of Fox/Liberty Sports until June 1997.
(5) Reflects compensation received by Mr. Martin for the services he rendered to the Company from the Company's inception in April 1996 through December 1996. During fiscal year 1996, Mr. Martin was employed by Liberty Sports, Inc., which granted the Company the right to utilize Mr. Martin's services. Mr. Martin became an employee of the Company on January 1, 1997. See "Certain Transactions."
(6) In connection with the formation of the Company, a deferred compensation incentive plan (the "Plan") with an effective date of January 1, 1996, was approved and adopted by the Company. A substantially similar plan existed at Liberty Sports, Inc. ("LSI"), then a subsidiary of Liberty (the "LSI Plan"), prior to the formation of the Company. The Plan was adopted by the Company in anticipation of certain LSI employees performing services for the Company. Such employees, including Messrs. Martin and Thompson, were beneficiaries under the LSI Plan. Pursuant to the Plan, deferred compensation vests annually at a 20% rate and will be fully vested in 1998. Upon full vesting of the deferred compensation under the Plan, the Company will have incurred charges against earnings in the amounts of $900,000 and $540,000 with respect to Messrs. Martin and Thompson, respectively.
(7) Mr. Thompson served as Senior Vice President, Rights and Acquisitions and Regional Network Operations of Fox/Liberty Sports from July 1996 until October 1997, at which time he was appointed as one of its Executive Vice Presidents.
(8) Reflects compensation received by Mr. Thompson for the services he rendered to the Company from the Company's inception in April 1996 through December 1996. During fiscal year 1996 Mr. Thompson was employed by LSI, which granted the Company the right to utilize Mr. Thompson's services. Mr. Thompson became an employee of Fox/ Liberty Sports in 1997. See "Certain Transactions."

  The Company does not have a stock option plan and no long term compensation awards were made in the fiscal year ended 1997, except as disclosed above.

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for Management and Key Employees (the "Plan"). The Plan is designed to provide a flexible mechanism to permit management and key employees of the Company and its subsidiaries to obtain significant interests in the equity of the Company, thereby increasing their proprietary interest in the growth and success of the Company. During fiscal year 1997, grants under the Plan have been awarded to the Named Executives as follows:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            INDIVIDUAL GRANTS(1)
-----------------------------------------------------------------------------
                                                                               POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                          NUMBER OF    PERCENT OF                             ANNUAL RATES OF STOCK
                         SECURITIES       TOTAL                                 PRICE APPRECIATION
                         UNDERLYING   OPTIONS/SARS   EXERCISE OF                 FOR OPTION TERM
                         OPTION/SARS  TO EMPLOYEES   BASE PRICE   EXPIRATION  ----------------------
    NAME                 GRANTED (#)  IN FISCAL YEAR    ($/SH)       DATE       5% ($)     10% ($)
    ----                 ------------ -------------- ------------ ----------- ---------- -----------
Anthony F.E. Ball.......    50,100          27%          $135      5/1/2006   $4,253,490 $10,779,516
James A. Martin.........    18,000          10%          $135      5/1/2006   $1,528,200 $ 3,872,880
Louis LaTorre...........    18,000          10%          $135      5/1/2006   $1,528,200 $ 3,872,880
Robert L. Thompson......     9,000           5%          $135      5/1/2006   $  764,100 $ 1,936,440

--------
(1) David Hill did not receive grants during fiscal year 1997.

EMPLOYMENT ARRANGEMENTS

  During fiscal years 1996 and 1997 Mr. Hill was, and currently remains, employed by Fox Broadcasting Company, which grants the Company the right to utilize Mr. Hill's services. For fiscal year 1997 Fox Broadcasting Company allocated to the Company $650,000 for the services Mr. Hill rendered to Company for that period. See "Certain Relationships and Related Transactions."

  The Company entered into an agreement granting to the Company the exclusive right to utilize Mr. Ball's services for a term of four years, which commenced on March 1, 1997. Pursuant to the agreement, Mr. Ball renders services to the Company and to International Sports Programming Partners ("ISPP"), the international sports programming joint venture between News Corporation and TCI. The agreement provides that the Company will pay a pro rata share of Mr. Ball's compensation, based on the number of days services are provided to the Company and its affiliates during the contract year. The portion of Mr. Ball's salary and bonus which is allocable to the Company for fiscal year 1997 is $325,000. Mr. Ball is eligible to participate in all employee benefit plans available to other comparable executives of the Company, including vacation, personal travel, and medical, disability and life insurance. The agreement also provides for additional benefits, including the reimbursement of certain expenses and an annual bonus similar to the bonus of comparable executives. Further, the agreement provides that in the event of the termination of Mr. Ball's services by the Company, the Company shall be obligated to make payments under the agreement to pay for the balance of the term, reduced by the amount Mr. Ball earns upon finding new employment. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Ball is prohibited during the term of the agreement and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  The Company entered into a two year employment agreement with Mr. Jeff Shell in February 1998 which will terminate on September 30, 1999, unless the Company exercises an option for an additional eleven month period. Although such agreement was entered into in February 1998, it has an effective date of September 1997. Pursuant to his employment agreement, Mr. Shell is entitled to receive an annual salary of $330,000 for the period of September 1, 1997 to August 31, 1998, $360,000 for the period of September 1, 1998 to September 30, 1999 and $400,000 for the period October 1, 1999 to August 31, 2000, if the option is exercised. During 1997, Mr. Shell was employed with the Company under a prior employment agreement, however, during fiscal year 1996 Mr. Shell was employed by Fox, Inc., which granted the Company the right to utilize Mr. Shell's services as its Senior Vice President, Finance and Development from June 1996 through December 1996. Commencing in January 1997, Mr. Shell became an employee of the Company. Pursuant to the current agreement, Mr. Shell is entitled to participate in all employee benefit plans available to other comparable executives of the Company. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Shell is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  The Company entered into an employment agreement with Mr. Louis LaTorre, which commenced on January 27, 1997 and will end on April 30, 1999. Pursuant to the agreement, Mr. LaTorre is entitled to receive an annual base salary will be $400,000 for the period of January 27, 1997 to April 30, 1997, $425,000 for the period of May 1, 1997 to April 30, 1998 and $450,000 for the period of May 1, 1998 to April 30, 1999. In addition, upon achieving certain goals, Mr. LaTorre is entitled to receive an annual bonus (as specified in the agreement) based on the performance of the Company, Fox/Liberty Sports and Fox/Liberty FX. The agreement provides for additional benefits, including vacation, medical benefits, and long-term disability. Further, the agreement provides that in the event Mr. LaTorre is terminated without cause (as defined in the agreement), or if the Company breaches the agreement, the Company shall pay Mr. LaTorre an amount equal to the sum of (i) all earned but unpaid amounts of base salary and bonuses to the date of termination, (ii) the applicable bonus amount, if any, with respect to the year in which termination occurs, and (iii) the lessor of (a) one year's base salary calculated at the then prevailing rate or (b) the remaining base salary to be paid for the balance of the term as then in effect. The agreement contains provisions requiring Mr. LaTorre not to disclose confidential or proprietary information of the Company. In addition, the agreement prohibits him from competing or inducing others to compete with the Company, its subsidiaries or affiliates, during the term of his employment and for a period of twelve months following termination.

  Fox/Liberty Sports entered into a two year employment agreement with Mr. Tracy Dolgin which commenced on July 1, 1997. Pursuant to the agreement, Mr. Dolgin is entitled to receive an annual salary of $500,000 for the period of July 1, 1997 to June 30, 1998 and $537,500 for the period of July 1, 1998 to June 30, 1999. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of Fox/Liberty Sports. In addition, Mr. Dolgin is prohibited during the term of his employment and for a period of one year thereafter, from inducing any managerial, sales or supervisory employee of Fox/Liberty Sports or its affiliates to render services to another entity.

  The Company entered into an employment agreement, as amended, with Mr. Robert Thompson, which commenced on July 23, 1996 and extends to August 31, 1999, unless the Company exercises an option for an additional one-year period. Pursuant to the agreement, Mr. Thompson is entitled to receive an annual salary of $310,000 for the period of July 23, 1996 to July 22, 1997, $330,000 for the period of July 23, 1997 to August 31, 1997, $350,000 for the period of September 1, 1997 to August 31, 1998, $370,000 for the period of September 1, 1998 to August 31, 1999 and $370,000, increased by an amount equal to the percentage increase in the consumer price index, for the period of September 1, 1999 to August 31, 2000, if the option period is exercised. Mr. Thompson is eligible to participate in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Thompson is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

OPERATING AGREEMENT

  The Company is a limited liability company organized under the Delaware Limited Liability Company Act. The Company is governed by an operating agreement (the "Operating Agreement") dated April 29, 1996 among its members, LMC Newco U.S., Inc. ("LMCI") (a wholly-owned subsidiary of Liberty), Fox Regional Sports Holdings, Inc. ("FRSH") (an indirect wholly-owned subsidiary of News America Incorporated ("NAI")) and Fox/Liberty Sports Financing LLC (a 50%/50% Delaware limited liability company owned by each of LMCI and NAI) (LMCI, FRSH and Fox/Liberty Sports Financing LLC are collectively, the "Members"). See "Business--Certain Arrangements Regarding Ownership Interests."

  The Company is managed by the Members. The day-to-day activities of the Company are directed by its officers, subject to the supervision of the Members. The Company's chief executive officer, chief financial officer and chief operating officer are nominated and elected by the Members of the Company at the direction of FRSH and subject to the approval of LMCI. The chief executive officer has the authority to select such other officers as may be necessary or desirable to carry out the day-to-day operations of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FOX/LIBERTY TRANSACTION

  The Company was formed on April 29, 1996, through the Fox/Liberty Joint Venture, to own and operate programming services featuring predominantly sports and sports-related programming for distribution in the United States.

  NAI, a wholly-owned subsidiary of News Corporation, and LMCI, a wholly-owned subsidiary of Liberty, each own 50% of the Company. The Company owns a 99% interest in each of Fox/Liberty Sports and Fox/Liberty FX. The remaining 1% interests in each of Fox/Liberty Sports and Fox/Liberty FX are owned by affiliates of Fox and Liberty.

  In accordance with the Fox/Liberty Joint Venture Formation and Contribution Agreement, Fox contributed $244 million in cash, certain assets related to the operation of a regional sports business and all of the assets and liabilities of FX to the Fox/Liberty Joint Venture in exchange for a 50% ownership interest. Liberty contributed its interests in the RSNs, programming assets and rights in return for a 50% ownership interest.

  Pursuant to the Fox/Liberty Joint Venture formation documents, at any time after October 3, 2000, if the members of the Company fail to approve an annual budget for Fox/Liberty Sports and Fox Sports RPP or Fox/Liberty FX for two consecutive fiscal years or fail to appoint a chief executive officer of the Company for such period, or at any time after April 20, 2002, either Fox or Liberty may initiate a buy/sell procedure. Upon a Change of Control (as defined in the Agreement Regarding Ownership Interests dated as of April 29, 1996, as amended, by and among Liberty, NAI, FRSH, LMCI and FX Holdings, Inc.), the party not experiencing the Change of Control has a call option on all the interests held by the other party.

RAINBOW TRANSACTION

  On June 22, 1997, Rainbow and the Company entered into a Formation Agreement pursuant to which they agreed to form RPP, to hold various programming interests in connection with the operation of certain RSNs. In accordance with the terms of the Formation Agreement, upon consummation of the Rainbow Transaction on December 18, 1997, Rainbow contributed various interests in RSNs to the partnership in exchange for a 60% partnership interest in RPP and the Company contributed $850 million in cash for a 40% partnership interest in RPP. Rainbow serves as managing partner of RPP.

  Pursuant to the partnership agreement of RPP (the "RPP Agreement"), after the third anniversary of the closing of the Rainbow Transaction, upon the occurrence of a Buy-Out Trigger (as defined in the RPP

Agreement), or upon the date on which Fox Sports RPP, a subsidiary of the Company, submits a notice, pursuant to the RPP Agreement, to remove the managing partner of RPP following a Change of Control of RPP (as defined in the RPP Agreement), Rainbow Regional Holdings, Inc. ("RRH"), a subsidiary of Rainbow, has the right to purchase from Fox Sports RPP all of Fox Sports RPP's interests in RPP.

  Additionally, for each of the (i) 30 days following the fifth anniversary of the closing of the Rainbow Transaction, (ii) 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction and (iii) 30 days following receipt of a notice initiating the buy-out procedure described above, so long as RPP has not commenced an initial public offering of its securities, RPP has the right to cause RRH, at RRH's option, to either (i) purchase all of its interests in Fox Sports RPP or (ii) consummate an initial public offering of RPP's securities.

  In connection with the Rainbow Transaction, Rainbow National Sports Holdings, Inc. ("RNSH"), a subsidiary of Cablevision, and Fox Sports NSP Holdings LLC ("Fox Sports NSP"), a subsidiary of the Company, agreed to form the National Sports Partnership to operate FSN. The National Sports Partnership is owned 50% by RNSH and 50% by Fox Sports NSP. Fox Sports NSP is the managing partner of the National Sports Partnership. For the 30 days following the fifth anniversary of the closing of the Rainbow Transaction and for the 30 days following each third year anniversary of the first anniversary of the closing of the Rainbow Transaction, so long as the National Sports Partnership has not consummated an initial public offering of its securities, RNSH has the right to cause Fox Sports NSP, at Fox Sports NSP's option, to either (i) purchase all of its interests in the National Sports Partnership or
(ii) consummate an initial public offering of the National Sports Partnership's securities. Further, upon a Change of Control (as defined in the Partnership Agreement of the National Sports Partnership), the party not experiencing the Change of Control has a call option on all the interests held by the other party.

  Also in connection with the Rainbow Transaction, a subsidiary of Rainbow and Fox Sports Ad Sales agreed to form the National Advertising Partnership to act as the national advertising sales representative for the O&O RSNs and the RPP-owned and managed RSNs. The National Advertising Partnership is owned 50% by a subsidiary of Rainbow ("Rainbow Ad Sales") and 50% by Fox Sports Ad Sales. Fox Sports Ad Sales is the managing partner of the National Advertising Partnership.

  For the 30 days following the fifth anniversary of the closing of the Rainbow Transaction and for the 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction, so long as the National Advertising Partnership has not consummated an initial public offering of its securities, Rainbow Ad Sales has the right to cause Fox Sports Ad Sales, at Fox Sports Ad Sales' option, to either (i) purchase all of its interests in the National Advertising Partnership or (ii) consummate an initial public offering of the National Advertising Partnership's securities. Further, upon a Change of Control (as defined in the Partnership Agreement of the National Advertising Partnership), the party not experiencing the Change of Control has a call option on all the interests held by the other party.

OTHER TRANSACTIONS

  Under agreements with the Company in connection with its formation, Fox, Liberty, and their respective affiliates provide technical, administrative, financial, treasury, accounting, tax, legal and other services to the Company and may make available certain of their respective employee benefit plans to officers and other employees of the Company. To date, except as disclosed below, the charges for any such services have been immaterial. In addition, Fox, Liberty, and their respective affiliates, and the Company have entered into a number of intercompany agreements covering matters such as lending arrangements, tax sharing, and the use of trade names and service marks by the Company. To date, except as disclosed below, the charges for any such arrangements have been immaterial. The terms of many of these agreements were not the result of arms' length negotiation. See "Business."

  The Company, News Corporation, TCI and Cablevision, through their respective subsidiaries and affiliates, each own or have interests in television programming entities. The presence of all such companies in the television programming business could give rise to potential conflicts of interest between them, including conflicts which may arise with respect to business dealings between them and when more than one of them may be pursuing the same business opportunity. Although News Corporation and TCI have agreed to conduct all of their future cable television sports programming activities in the United States through the Company so long as they both maintain their interests therein, Cablevision is not contractually obligated to do so, and such arrangements between News Corporation and TCI may be waived or modified at any time without the Company's consent.

  The Company has had, and continues to have, a close strategic relationship with News Corporation and certain of its subsidiaries and affiliates, including Fox Broadcasting Company ("Fox Broadcasting"), and believes that this relationship is materially important to its business and business strategies. However, except as may be provided in the agreements between them, or in the agreements between News Corporation and TCI, or their respective subsidiaries or affiliates, which are discussed elsewhere in this report, neither News Corporation or its subsidiaries and affiliates, nor the Company are obligated to engage in any business transactions or jointly participate in any opportunities with the other, and the possibility exists that the current strategic relationships between the parties could materially change in the future.

  The Company is currently utilizing three transponders it subleases from WTCI, a subsidiary of TCI and one transponder it subleases from Fox Broadcasting. The rental payment for the three transponders subleased from WTCI is approximately $270,000 per month and the rental payment for the transponder subleased from Fox Broadcasting is $125,000 per month. Two of the WTCI subleases expire on December 31, 1999 and the remaining WTCI sublease expires on December 31, 2000. The Fox Broadcasting sublease expires May 30, 1999. In addition, the Company currently subleases one transponder to each of Fox News Channel, FXM and Fox Sports International (all of which are affiliates of Fox). The monthly rental payment paid to the Company pursuant to each of these subleases is $185,000, $135,000 and $98,500 respectively. The Company believes that the sublease arrangements described above are on terms no less favorable than could have been obtained from an unaffiliated third party. See "Business--Satellite Distribution."

  Fox Broadcasting Company and certain affiliates render marketing, public relations, promotional, management and other business services to the Company for which the Company pays an allocated fee. The expenses recognized by the Company for the provision of the above services for the eight months ended December 31, 1996 and the year ended December 31, 1997 were approximately $1,184,900 and $1,706,100, respectively. Included in these amounts are salaries, benefits and other related costs charged to the Company in connection with the services rendered to it by Mr. Hill and other individuals. Certain individuals, including Messrs. Martin, Shell and Thompson, rendering services to the Company for the eight months ended December 31, 1996 were employed by either News Corporation or its affiliates or TCI or its affiliates. Compensation and benefits paid to such individuals and related payroll costs were charged to the Company at cost. In addition, Fox, Inc. provides legal services to the Company, for which the Company pays an allocated fee. There was no expense recognized by the Company for the provision of legal services for the eight months ended December 31, 1996. For the year ended December 31, 1997 the expense recognized by the Company for the provision of legal services was approximately $300,000. Similarly, the Company and certain of its affiliates provide production, programming, accounting, legal, marketing, public relations, promotional, management and other business services to an affiliate of Fox Broadcasting Company. The charges for these services to this affiliate for the eight months ended December 31, 1996 and the year ended December 31, 1997 were approximately $750,000 and $1,000,000, respectively. The Company believes that all of the above-described arrangements are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. See "Directors and Executive Officers of the Company" and "Executive Compensation."

  Fox Broadcasting Company and certain of its affiliates provide production facilities, production and post production related services and technical operations to the Company in connection with the Company's production of Fox Sports News and other original programming. The services are provided at competitive market rates and the Company believes that the arrangements are on terms no less favorable than could have been obtained from an unaffiliated third party. Expenses related to these services for the eight months ended December 31, 1996 and the year ended December 31, 1997 were approximately $8,545,000 and $20,416,800, respectively.

  Fox, Inc. and its affiliates collect certain revenues and pay certain expenses on behalf of the Company. The Company charges interest to Fox, Inc. on amounts due the Company which have been collected by Fox, Inc., and, in turn, Fox, Inc. and its affiliates charge interest to the Company on amounts paid by Fox, Inc. in connection with expenses of the Company. All interest rates pursuant to these arrangements are at market rate. Interest income recognized by the Company for the eight month period ended December 31, 1996 and the year ended December 31, 1997 was approximately $785,500 and $2,719,100, respectively, and interest expense incurred by the Company during these periods was $451,300 and $1,569,600, respectively.

  Certain of the O&O RSNs have entered into affiliation agreements with various MSOs and/or individual cable systems which are either owned or operated by TCI. For the eight months ended December 31, 1996 and the year ended December 31, 1997 revenue recognized from such MSOs and/or individual cable systems pursuant to these affiliation agreements was approximately $28,788,000 and $43,687,400, respectively. FX has also entered into affiliation agreements with various MSOs and/or individual cable systems which are either owned or operated by TCI. For the eight months ended December 31, 1996 and the year ended December 31, 1997 revenue recognized from such MSOs and/or individual cable systems pursuant to these affiliation agreements was approximately $21,388,000 and $41,720,300, respectively. The Company believes that all of the above described affiliation agreements contain terms no less favorable than could have been obtained from an unaffiliated third party.

  Twentieth Century Fox Film Corporation and its affiliates purchase advertising time which is shown during the Company's programming. The advertising revenues recognized for the eight months ended December 31, 1996 and for the year ended December 31, 1997 were approximately $408,200 and $1,213,100, respectively.

  The Company licenses television and feature film programming from Twentieth Century Fox and affiliates. Expense recognized by the Company related to program rights amortization for the eight months ended December 31, 1996 and the year ended December 31, 1997 was approximately $7,624,000 and $17,963,000, respectively. Additionally, the Company has a non exclusive, royalty-free license from Twentieth Century Fox Film Corporation and Fox Broadcasting Company to use the "FOX" brand name and certain related artwork in connection with the Company's business.

  The Company leases its corporate facilities in Los Angeles from New World Communications Group Incorporated, an indirect wholly-owned subsidiary of News Corporation. The Company has the ability to increase office space in this facility as the need arises. As of December 31, 1997 the Company rented a total of 62,605 square feet at a rental rate of $4.18 per square foot per month for a total of $261,689. Commencing on December 1, 1997, the Company began sub-leasing 22,869 square feet of office space in New York from News Corporation. Pursuant to this sublease, the Company has also subleased back to News Corporation 7,368 square feet at the same rate. The net monthly rental for the New York office space is approximately $50,120. See "Properties."

  The Company and International Family Entertainment, Inc. ("IFE"), a related party, are currently in discussions regarding potential transactions pursuant to which the Company would acquire from an affiliate of IFE a 72% profits interest and an 80% capital interest in Fit TV Partnership ("Fit TV"), a Delaware general partnership, which develops health and fitness related programming, and would acquire from another affiliate of IFE a 20% interest in Body by Jake Enterprises, L.L.C., a Delaware limited liability company, which markets related products. If such transactions are consummated, the aggregate amount payable by the Company to IFE's affiliates for such interest would be approximately $15 million. In addition, the Company is acquiring a 10% interest in Fit TV from each of an affiliate of Liberty and an affiliate of Reebok International Limited, each for a purchase price of approximately $1.8 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The Following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

    1.Financial Statements:
             Financial Statements to this form are listed in the "Index to Consolidated Financial Statements" at page F-1.

    2.Schedules:
             Financial statement schedules to this form are listed in the "Index to Consolidated Financial Statements" at page F-1 herein.

    3.Exhibits:

 EXHIBIT NO. DESCRIPTION OF EXHIBIT
 ----------- ----------------------
     3.1*    Certificate of Formation of Fox/Liberty Networks, LLC (f/k/a
             Liberty/Fox U.S. Sports LLC), as amended.
     4.1*    Form of Notes (included in Exhibits 4(b) & 4(c)).
     4.2*    Senior Notes Indenture, dated as of August 25, 1997 (the "Senior
             Notes Indenture"), among Fox/Liberty Networks, LLC and FLN
             Finance, Inc. as co-obligors, and the Bank of New York, as
             Trustee.
     4.3*    Senior Discount Notes Indenture, dated as of August 25, 1997 (the
             "Senior Discount Notes Indenture"), among Fox/Liberty Networks,
             LLC and FLN Finance, Inc., as co-obligors and The Bank of New
             York, as Trustee.
     4.4*    Senior Notes Registration Rights Agreement, dated as of August 25,
             1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as
             Issuers and Merrill Lynch, Pierce, Fenner & Smith Incorporated and
             Bear, Stearns & Co. Inc., as Initial Purchasers.
     4.5*    Senior Discount Notes Registration Rights Agreement, dated as of
             August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance,
             Inc., as Issuers and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated and Bear, Stearns & Co. Inc., as Initial Purchasers.
     4.6*    Senior Notes Liquidated Damages Agreement, dated as of August 25,
             1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as
             Issuers and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated and Bear, Stearns & Co. Inc., as Initial
             Purchasers.
     4.7*    Senior Discount Notes Liquidated Damages Agreement, dated as of
             August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance,
             Inc., as Issuers and Merrill Lynch & Co., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated and Bear, Stearns & Co. Inc., as
             Initial Purchasers. Senior Notes Deposit Agreement, dated as of
             August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance,
             Inc., and The Bank of New York, as Securities Intermediary and as
             Trustee.
     4.8*    Senior Notes Deposit Agreement, dated as of August 25, 1997, among
             Fox/Liberty Networks, LLC and FLN Finance, Inc., and The Bank of
             New York, as Securities Intermediary and as Trustee.
     4.9*    Senior Discount Notes Deposit Agreement, dated as of August 25,
             1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., and
             The Bank of New York, as Securities Intermediary and as Trustee.

 EXHIBIT NO.  DESCRIPTION OF EXHIBIT
 -----------  ----------------------
   10.1(a)*   Agreement Regarding Ownership Interests, dated April 29, 1996, by and among Liberty Media Corporation, News America Holdings
              Incorporated, Fox Regional Sports Holdings, Inc., LMC Newco U.S.,
              Inc., and Liberty/Fox Sports Financing LLC.
       (b)*   First Amended and Restated Agreement Regarding Ownership
              Interests, dated as of December 15, 1997, by and among Liberty
              Media Corporation, News America Holdings Incorporated, Fox
              Regional Sports Holdings, Inc., LMC Newco U.S., Inc., and
              Liberty/Fox
   10.2*      Operating Agreement of Fox Sports RPP Holdings, LLC, dated June
              20, 1997, by and among Fox/Liberty Networks LLC, Liberty Sports
              Member, Inc. and Fox Regional Sports Member, Inc.
   10.3*      Operating Agreement of FX Networks, LLC (f/k/a Liberty/Fox FX
              Operations LLC), dated April 29, 1996, by and among Liberty/Fox
              U.S. Sports LLC, Liberty FX, Inc. and FX Holdings, Inc.
   10.4(a)*   Operating Agreement of Fox/Liberty Networks, LLC (f/k/a
              Liberty/Fox U.S. Sports LLC), dated April 29, 1996, by and among
              LMC Newco U.S., Inc., Fox Regional Sports Holdings, Inc. and
              Liberty/Fox Sports Financing LLC.
       (b)*   First Amended and Restated Operating Agreement of Fox/Liberty
              Networks, LLC, dated December 15, 1997 by and among LMC Newco
              U.S., Inc., Fox Regional Sports Holdings, Inc. and Liberty/Fox
              Sports Financing LLC.
   10.5*      Operating Agreement of Fox Sports Net, LLC (f/k/a Liberty/Fox
              Regional Sports LLC), dated April 29, 1996, by and among
              Liberty/Fox U.S. Sports LLC, Liberty Sports Member, Inc. and Fox
              Regional Sports Member, Inc.
   10.6*      Formation Agreement, dated June 22, 1997, among Rainbow Media
              Sports Holdings, Inc. and Fox Sports Net, LLC.
   10.7*      Form of General Partnership Agreement of Regional Programming
              Partners between Rainbow Regional Holdings, Inc. and Fox Sports
              RPP Holdings, LLC.
   10.8*      Form of General Partnership Agreement of National Sports Partners
              between Rainbow National Sports Holdings, Inc. and Fox Sports
              National Holdings, LLC.
   10.9*      Form of General Partnership Agreement of National Advertising
              Partners between Rainbow Advertising Holdings, Inc. and Fox
              Sports Ad Sales Holdings, LLC.
   10.10(a)*  Credit Agreement, dated as of September 12, 1997, among Fox
              Sports Net, LLC and FX Networks, LLC, as Borrowers, and
              Fox/Liberty Networks, LLC and Subsidiary Guarantors, as
              Guarantors, and The Chase Manhattan Bank, as Administrative
              Agent, and Chase Securities Inc., as Syndication Agent, and TD
              Securities (USA) Inc., as Documentation Agent.
        (b)*  Form of Amendment and Restated Credit Agreement, among Fox Sports
              Net, Networks, LLC and Fox Sports RPP Holdings, LLC, as
              Borrowers, and Fox Networks, LLC and The Chase Manhattan Bank, as
              Administrative Agent a Securities Inc., as Syndication Agent, and
              TD Securities (USA) Inc., as Documentation Agent.
   10.11*+    Employment Agreement among Fox/Liberty Networks, LLC, Anthony
              F.E. Ball and T Entertainment Limited, dated April, 1997.
   10.12+     Employment Agreement between Fox/Liberty Networks, LLC (f/k/a
              Liberty/Fox U.S. Sports LLC) and Jeff Shell, dated February 4,
              1998.
   10.13*+    Employment Agreement between Fox/Liberty Networks, LLC and Louis
              LaTorre, dated January 27, 1997.
   10.14*+    Employment Agreement between Fox/Liberty Networks, LLC and Robert
              L. Thompson, dated July 25, 1996, as amended on September 26,
              1997.

 EXHIBIT NO. DESCRIPTION OF EXHIBIT
 ----------- ----------------------
   10.15*+   Employment Agreement between Fox Sports Net, LLC and Tracy Dolgin, dated as of July 1, 1997.
   10.16++   Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for
             Management and Key Employees, effective as of May 1, 1996.
   21        Subsidiaries of Registrant.
   27        Financial Data Schedule.

--------
 * Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333-38689).
 + Denotes an employment contract.
++ Denotes a compensation plan.

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED.

                                          FOX/LIBERTY NETWORKS, LLC

Dated: March 31, 1998                                 /s/ Jeff Shell
                                          By: _________________________________
                                                        JEFF SHELL
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES STATED:

              SIGNATURE                         TITLE                  DATE

        /s/ Anthony F.E. Ball          President and Chief           March 31,
_____________________________________   Executive Officer              1998
          ANTHONY F.E. BALL             (Principal Executive
                                        Officer)

           /s/ Jeff Shell              Executive Vice                March 31,
_____________________________________   President and Chief            1998
             JEFF SHELL                 Financial Officer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

LMC Newco U.S., Inc.                   Member of Fox/Liberty         March 31,
                                        Networks, LLC                  1998

        /s/ David J.A. Flowers
By: _________________________________
 DAVID J.A. FLOWERS, VICE PRESIDENT

Fox Regional Sports Holdings, Inc.     Member of Fox/Liberty         March 31,
                                        Networks, LLC                  1998

           /s/ Jay Itzkowitz
By: _________________________________
JAY ITZKOWITZ, SENIOR VICE PRESIDENT

Liberty/Fox Sports Financing, LLC      Member of Fox/Liberty         March 31,
                                        Networks, LLC                  1998

By:      LMC Newco U.S., Inc.          Member of Liberty/Fox         March 31,
                                        Sports Financing, LLC          1998

        /s/ David J.A. Flowers
By: _________________________________
  DAVID J.A. FLOWERS, VICE PRESIDENT

              SIGNATURE                          TITLE                 DATE

By:    News America Incorporated        Member of Liberty/Fox        March 31,
                                         Sports Financing, LLC         1998

           /s/ Jay Itzkowitz
By: _________________________________
      JAY ITZKOWITZ, SENIOR VICE
               PRESIDENT

                           FOX/LIBERTY NETWORKS, LLC
                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
FOX/LIBERTY NETWORKS, LLC
  Consolidated Financial Statements....................................... F-2
  Report of Independent Public Accountants................................ F-3
  Consolidated Balance Sheets as of December 31, 1997 and December 31,
   1996................................................................... F-4
  Consolidated Statements of Operations for the year ended December 31,
   1997 and the eight months ended December 31, 1996...................... F-5
  Consolidated Statements of Shareholder's Equity for the year ended
   December 31, 1997 and the eight months ended December 31, 1996......... F-6
  Consolidated Statements of Cash Flows for the year ended December 31,
   1997 and the eight months ended December 31, 1996...................... F-7
  Notes to Consolidated Financial Statements.............................. F-8
LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  Financial Statements.................................................... F-22
  Independent Auditors' Report............................................ F-23
  Combined Balance Sheet as of December 31, 1995.......................... F-24
  Combined Statements of Operations and Equity for the period January 1,
   1996 to April 29, 1996 and the years ended December 31, 1994 and 1995.. F-25
  Combined Statements of Cash Flows for the period January 1, 1996 to
   April 29, 1996 and the years ended December 31, 1994 and 1995.......... F-26
  Notes to Combined Financial Statements.................................. F-27
FX NETWORKS, LLC

  Financial Statements.................................................... F-36
  Report of Independent Public Accountants................................ F-37
  Balance Sheet as of June 30, 1995....................................... F-38
  Statements of Operations for the ten months ended April 29, 1996, the four months ended April 29, 1996 (unaudited), the year ended June 30,
   1995 and the period from inception (July 1, 1993) to June 30, 1994..... F-39
  Statements of Accumulated Deficit for the period from inception (July 1,
   1993) to June 30, 1994, and the year ended June 30, 1995............... F-40
  Statements of Cash Flows for the ten months ended April 29, 1996, the four months ended April 29, 1996 (unaudited), the year ended June 30,
   1995 and the period from inception (July 1, 1993) to June 30, 1994..... F-41
  Notes to Financial Statements........................................... F-42
LIBERTY/FOX ARC, L.P.

  Consolidated Financial Statements....................................... F-45
  Consolidated Balance Sheet as of December 31, 1996 (unaudited).......... F-46
  Consolidated Statement of Operations for the period from Inception
   (April 30, 1996) to
   December 31, 1996 (unaudited).......................................... F-47
  Statement of Shareholders' Equity for the period from Inception (April
   30, 1996) to
   December 31, 1996 (unaudited).......................................... F-48
  Consolidated Statement of Cash Flows for the period from Inception
   (April 30, 1996) to
   December 31, 1996 (unaudited).......................................... F-49
  Notes to Consolidated Financial Statements.............................. F-50
REGIONAL PROGRAMMING PARTNERS

  Consolidated Financial Statements....................................... F-57
  Report of Independent Public Accountants................................ F-58
  Consolidated Balance Sheet as of December 31, 1997...................... F-59
  Statement of Operations for the period from December 18, 1997 to
   December 31, 1997...................................................... F-60
  Statement of Changes in Partners' Equity from December 18, 1997 to
   December 31, 1997...................................................... F-61
  Statement of Cash Flows for the period from December 18, 1997 to
   December 31, 1997...................................................... F-62
  Notes to Consolidated Financial Statements.............................. F-63
CONDENSED FINANCIAL STATEMENTS OF THE COMPANY ON SCHEDULE
  Report of Independent Public Accountants on Schedule.................... S-2
  Schedule I--Balance Sheets as of December 31, 1997 and 1996............. S-3
  Schedule I--Statements of Operations for the periods ended December 31,
   1997 and 1996.......................................................... S-4
  Schedule I--Statements of Cash Flows for the periods ended December 31,
   1997 and 1996.......................................................... S-5

                           FOX/LIBERTY NETWORKS, LLC

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                 WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of
Fox/Liberty Networks, LLC:

  We have audited the accompanying consolidated balance sheets of FOX/LIBERTY NETWORKS, LLC and subsidiaries, a Delaware limited liability company (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox/Liberty Networks, LLC and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from inception to December 31, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
February 20, 1998

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 31,
                                                          --------------------
                                                             1997       1996
                                                          ----------  --------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $   49,560  $  7,964
  Trade and other receivables, net of allowance for
   doubtful accounts of $1,714 and $957 at December 31,
   1997 and 1996.........................................    136,661    65,313
  Receivables from equity affiliates, net................     37,858    33,800
  Program rights.........................................     50,373    28,942
  Notes receivable, current..............................      3,376     2,829
  Prepaid expenses and other current assets..............      7,886     1,292
                                                          ----------  --------
    Total current assets.................................    285,714   140,140
Property and equipment, net..............................     46,531    23,333
Investments in affiliates................................    850,201    77,699
Note receivable, long-term...............................      4,432     3,800
Program rights...........................................     78,110    17,511
Excess cost, net of accumulated amortization of $72,170
 and $5,340 at December 31, 1997 and 1996................    510,104   347,239
Other assets.............................................     42,666     1,260
                                                          ----------  --------
    Total Assets......................................... $1,817,758  $610,982
                                                          ==========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................. $  176,241  $100,217
  Program rights payable.................................     23,232    25,519
  Current portion of long-term debt......................     80,216    26,410
  Accrued interest.......................................     17,413     2,208
  Other current liabilities..............................     11,515     3,459
                                                          ----------  --------
    Total current liabilities............................    308,617   157,813
Non-current program rights payable.......................    110,693    78,135
Long-term debt, net of current portion...................  1,246,291   145,304
Minority interest........................................       (114)     (998)
Commitments and contingencies
Shareholders' equity.....................................    152,271   230,728
                                                          ----------  --------
    Total Liabilities and Shareholders' Equity........... $1,817,758  $610,982
                                                          ==========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED  APRIL 30 TO
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
Revenues:
  Programming........................................   $226,469    $  85,288
  Advertising........................................    117,874       37,685
  Direct broadcast...................................     91,663        5,711
  Infomercial........................................     16,420        4,261
  Merchandising......................................        --         3,226
  Other..............................................     19,366        8,621
                                                        --------    ---------
                                                         471,792      144,792
                                                        --------    ---------
Expenses:
  Operating..........................................    420,888      117,445
  Additional amortization of program rights..........        --        80,000
  General and administrative.........................     65,558       31,609
  Depreciation and amortization......................     18,968        8,507
                                                        --------    ---------
                                                         505,414      237,561
                                                        --------    ---------
Operating loss.......................................    (33,622)     (92,769)
                                                        --------    ---------
  Other (income) expenses:
  Interest, net......................................     34,142        3,819
  Subsidiaries' income tax expense, net..............     (1,590)       3,437
  Loss on sale of assets.............................        --         4,913
  Equity loss (income) of affiliates, net............      9,018      (16,976)
  Equity in loss of affiliates related to additional
   amortization of program rights....................        --        29,000
  Other..............................................        401          --
  Minority interest..................................      2,864          187
                                                        --------    ---------
                                                          44,835       24,380
                                                        --------    ---------
Net loss.............................................   $(78,457)   $(117,149)
                                                        ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                        FOX/LIBERTY  FOX REGIONAL      TOTAL
                             LMC NEWCO  FINANCING,      SPORTS     SHAREHOLDERS'
                             US, INC.       LLC     HOLDINGS, INC.    EQUITY
                             ---------  ----------- -------------- -------------
BALANCE, APRIL 30, 1996..... $  8,000    $243,577      $ 96,300      $ 347,877
 (representing the initial
 contributions of the
 shareholders)
  Net loss..................  (36,132)    (44,885)      (36,132)      (117,149)
                             --------    --------      --------      ---------
BALANCE, DECEMBER 31, 1996..  (28,132)    198,692        60,168        230,728
  Net loss..................  (24,199)    (30,059)      (24,199)       (78,457)
                             --------    --------      --------      ---------
BALANCE, DECEMBER 31, 1997.. $(52,331)   $168,633      $ 35,969      $ 152,271
                             ========    ========      ========      =========




  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED  APRIL 30 TO
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
Cash flows from operating activities:
  Net loss...........................................  $  (78,457)  $(117,149)
  Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities:
    Additional amortization of program rights........         --       80,000
    Depreciation and amortization....................      18,968       8,507
    Interest accretion and amortization of debt issu-
     ance costs......................................       9,431         --
    Loss on sale of assets...........................         --        4,913
    Equity loss (income) of affiliates...............       9,018     (16,976)
    Equity in loss of affiliates related to addi-
     tional amortization.............................         --       29,000
    Minority interests...............................       2,864         187
  Changes in operating assets and liabilities:
    Trade and other receivables......................     (47,296)     (8,029)
    Program rights...................................     (77,266)     (3,205)
    Prepaid expenses and other operating assets......     (10,715)       (239)
    Accounts payable and accrued expenses............      51,462      33,939
    Program rights payable...........................      26,749      (1,149)
    Other operating liabilities......................      18,517       4,512
                                                       ----------   ---------
      Net cash (used in) provided by operating activ-
       ities.........................................     (76,725)     14,311
                                                       ----------   ---------
Cash flows from investing activities:
  Advances from equity affiliates....................     102,497      56,666
  Advances to equity affiliates......................    (106,555)    (78,651)
  Notes receivable collected from (issued to) third
   parties...........................................         540      (1,700)
  Purchases of property and equipment................     (31,321)    (11,202)
  Distributions from equity affiliates...............       4,704         563
  Investments in equity affiliates...................    (857,325)     (4,046)
  Purchase of program rights and related assets......     (45,000)        --
  Cash sold upon sale of merchandising assets........         --         (429)
                                                       ----------   ---------
      Net cash used in investing activities..........    (932,460)    (38,799)
                                                       ----------   ---------
Cash flows from financing activities:
  Cash overdraft, included in accounts payable.......         --        2,133
  Borrowings of long-term debt.......................   1,720,078      48,448
  Repayment of long-term debt........................    (648,960)    (24,800)
  Deferred debt issuance costs.......................     (18,357)        --
  Distribution to minority shareholder of subsidiary.      (1,980)       (600)
                                                       ----------   ---------
      Net cash provided by financing activities......   1,050,781      25,181
                                                       ----------   ---------
Net increase in cash and cash equivalents............      41,596         693
Cash and cash equivalents, beginning of period.......       7,964       7,271
                                                       ----------   ---------
Cash and cash equivalents, end of period.............  $   49,560   $   7,964
                                                       ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)

(1) ORGANIZATION

  Fox/Liberty Networks, LLC (the "Company"), a Delaware limited liability company, was formed in April 1996, to own and operate programming services featuring predominantly sports and sports related programming, as well as a national general entertainment programming service.

  The Company's shareholders as of December 31, 1997 and 1996, were:

                                                                       INTEREST
                                                                       --------
   LMC Newco U.S., Inc. ("LMCI")......................................  30.843%
    (a wholly-owned subsidiary of Liberty Sports, Inc. ("LSI"), a wholly-owned subsidiary of Liberty Media Corporation ("LMC"))
   Fox Regional Sports Holdings, Inc. ("FRSH")........................  30.843%
    (a wholly-owned subsidiary of Fox, Inc. ("Fox"), a wholly-owned subsidiary of News America Incorporated ("NAI"))
   Fox/Liberty Sports Financing LLC...................................  38.314%
    (50% owned by each of LMCI and NAI)
                                                                       -------
                                                                       100.000%
                                                                       =======

  Liberty Sports, Inc. (a predecessor operation) contributed its interest in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities. Fox and its subsidiaries contributed cash, all of its assets and liabilities in the FX cable network (a predecessor operation), and certain assets related to regional sports programming.

(2) SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The accompanying consolidated financial statements include the operations of the Company and those majority-owned subsidiaries and entities for which there is a controlling voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries consolidated include the following intermediary holding companies (and their subsidiaries):

  Fox Sports Net, LLC, which is comprised of the following:

    --Liberty/Fox West LLC                --Liberty/Fox ARC LP
    --Liberty/Fox Central                 --Liberty/Fox Southeast LLC
     Services LLC                         --Liberty/Fox Utah LLC
    --Liberty/Fox Northwest LP            --Liberty/Fox Arizona LLC
    --Liberty/Fox Sunshine LLC            --Fox/Liberty Network
    --Fox Sports Detroit, LLC              Programming LLC

  FX Networks, LLC
  Fox Sports RPP Holdings, LLC

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. and affiliates ("ARC") by Liberty/Fox ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated.

  In September 1997, Fox Sports Detroit, LLC a majority-owned subsidiary of the Company, was formed for the purpose of providing sports and sports related programming in the Detroit, Michigan area (See Note 3).

  In December 1997, the Company consummated a transaction with Rainbow Media Sports Holdings, Inc. ("Rainbow"), a subsidiary of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) ("Cablevision"), pursuant to which
(i) Fox Sports RPP Holdings, LLC was formed to hold an interest in Regional Programming Partners ("RPP"), which in turn was formed to hold interests in Rainbow's existing regional sports networks ("RSN's") and certain other businesses, (ii) National Sports Partners ("NSP") was formed to operate Fox Sports Net ("FSN") a national programming service, and (iii) National Advertising Partners ("NAP") was formed to act as the national advertising sales representative for the RSNs which are affiliated with FSN. The Company contributed $850,000 for its 40 percent interest in RPP, which exceeded its equity in the underlying net assets of RPP by an amount initially estimated to be $334,472 (See Note 6(b)). Purchase accounting will be completed within the timeframe allowed by Accounting Principles Board Opinion No. 16 "Business Combinations." Had the investment occurred at the beginning of the year ended December 31, 1997 (January 1, 1997) and the eight month period December 31, 1996 (April 30, 1996), pro-forma net loss would have increased by $2,234 and $9,099, respectively. The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the investment occurred on the dates indicated, or which may result in the future.

 (b) Cash Equivalents

  Cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash and cash equivalents approximate their fair values due to their short maturities. The Company had cash equivalents of $22,444 and $6,989 at December 31, 1997 and 1996, respectively.

 (c) Program Rights

  The Company has multi-year contracts for the cable telecast rights of syndicated entertainment programs and sporting events. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when the programs or sporting events are available for telecast. Program rights for entertainment programs are amortized over the term of the contract using the straight-line method. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season are amortized over the term of the season on a straight-line basis.

  At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

  The Company and its predecessor, Liberty Sports, Inc., have entered into or committed to contracts for program rights to telecast college football and Major League Baseball games, respectively. In 1996, the Company

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)

performed an in-depth evaluation and determined that these contracts would produce losses over the term of the respective contracts. Accordingly, the Company and its affiliates recorded $109,000 in additional amortization related to these contracts during the period from inception (April 30, 1996) to December 31, 1996.

 (d) Property and Equipment

  Property and equipment are stated at cost, which includes acquisition costs allocated to tangible assets acquired. Depreciation and amortization for financial statement purposes are provided using the straight-line method over an estimated useful life of five to ten years.

 (e) Other Assets

  At December 31, 1997 other assets included $17,896 of debt issuance costs related to the issuance of Senior Notes and Senior Discount Notes (the "Notes"--See Note 7(d)). These costs are amortized using the effective interest method over the term of the Notes. Amortization expense was $461 for the year ended December 31, 1997 and is included in interest expense.

 (f) Income Taxes

  No provision has been made for federal, state or foreign income taxes, as the liability for such income taxes is the responsibility of the shareholders.

 (g) Investments in Affiliates

  The consolidated financial statements include the operations of subsidiary companies more than 50% owned. Investments in and advances to affiliates in which the Company has a substantial ownership interest of approximately 20 to 50 percent, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. Under this method of accounting, the original investment is increased or decreased by the Company's share of income or losses and dividends.

  Partnerships in which the Company acts as a limited partner, but in which the third party general partner exercises management control, are not consolidated regardless of the ownership interest. If these investments meet the conditions outlined in the paragraph above then the partnerships are accounted for under the equity method.

 (h) Excess Cost

  Excess cost represents the difference between the cost of acquiring programming entities and amounts assigned to their tangible and intangible assets. Such amounts are amortized on a straight-line basis over 40 years. Amortization expense was $11,776 and $5,241 for the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

  The Company periodically reviews the propriety of the carrying amount of its excess cost as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Company's projection of undiscounted operating cash flows over the remaining lives of the excess cost. Based on its review, the Company believes that no significant impairment of its excess cost has occurred.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


 (i) Revenue

  Revenue from programming represents monthly subscriber fees received from cable system operators and is recognized as earned. Advertising revenue is recognized upon airing of commercials. The Company has sold advance subscriptions to its direct broadcast satellite customers. Such amounts are amortized to revenue monthly as revenue is earned. Infomercial revenue is recognized when the program is aired.

 (j) Non-Monetary Transactions

  The Company trades commercial advertising spots in return for other services, primarily programming. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $8,539 and $2,512 in both advertising revenue and programming expenses during the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996.

 (k) Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

 (l) Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the Statement from inception (April 30, 1996). See Note 2(h) for the policy on excess cost.

 (m) New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the year ended December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for the year ended December 31, 1998. This statement changes the requirements under which publicly held companies report disaggregated information.

  The Company will adopt these statements on their respective dates. Management of the Company does not expect that the adoption of these statements will have a material impact on the financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


(3) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the period from inception (April 30, 1996) to December 31, 1996 are as follows:

                                              DECEMBER 31, 1996
                             ----------------------------------------------------
                                    ACQUISITION             DISPOSAL
                             -------------------------- ----------------
                             PRIME SPORTS
                             NORTHWEST(A) SPORTSOUTH(B) MERCHANDISING(C)  TOTAL
                             ------------ ------------- ---------------- --------
   Fair value of net assets
    acquired/(disposed):
     Cash..................    $ 1,328      $  3,626        $  (429)     $  4,525
     Accounts receivable...      4,663        10,691           (600)       14,754
     Prepaid program
      rights...............        425           --             --            425
     Prepaid expenses and
      other current assets.        304            84            (10)          378
     Inventory.............        --            --          (3,064)       (3,064)
     Investment............        --         (2,135)           --         (2,135)
     Excess cost...........        --            --          (5,771)       (5,771)
     Other assets..........         46           102           (105)           43
     Property, plant and
      equipment, net.......      2,832           259         (1,064)        2,027
     Notes receivable......         40           --             --             40
     Accounts payable and
      accrued expenses.....       (809)       (1,640)         2,330          (119)
     Program rights
      payable..............        (91)          --             --            (91)
     Notes payable.........        --        (18,002)           --        (18,002)
                               -------      --------        -------      --------
                                 8,738        (7,015)        (8,713)       (6,990)
   Less: Existing
    investment in
    affiliates.............     (6,427)          471            --         (5,956)
                               -------      --------        -------      --------
                                 2,311        (6,544)        (8,713)      (12,946)
   Satisfied by:
     Cash..................     (9,000)          --             --         (9,000)
     Note payable..........        --        (65,334)           --        (65,334)
     Note receivable.......        --            --           3,800         3,800
                               -------      --------        -------      --------
   Subtotal................        --            --             --        (83,480)
                               -------      --------        -------      --------
   Excess cost.............    $(6,689)     $(71,878)                    $(78,567)
                               =======      ========                     ========
   Loss on sale............                                 $(4,913)     $ (4,913)
                                                            =======      ========

(a) In July 1996, the Company paid $9,000 to Viacom, Inc. to purchase an additional 40% interest in its affiliate, Prime Sports Northwest Network. Subsequent to the purchase, Prime Sports Northwest Network was consolidated with the Company. Had the additional 40% interest been acquired at inception (April 30, 1996), the consolidated pro forma revenue and income would have increased by $5,886 and $648, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(b) In October 1996, the Company purchased an additional 44% interest in its affiliate, SportSouth Network, Ltd. ("SportSouth"), through the issuance of a note in the amount of $65,334. SportSouth was then consolidated with the Company. Had the additional 44% interest been acquired at inception (April 30, 1996), the consolidated pro forma revenue and income would have increased by $19,490 and $5,072, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(c) In September 1996, the Company received a note receivable for approximately $3,800 in connection with the sale of its merchandising assets.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1997 is as follows:

                                                                    DECEMBER 31,
                                                                     1997(e)(f)
                                                                    ------------
                                                                     ARC LTD(d)
                                                                    ------------
   Fair value of net assets acquired:
     Cash..........................................................   $    --
     Accounts receivable...........................................     26,793
     Prepaid program rights........................................      4,764
     Prepaid expenses and other current assets.....................     19,249
     Investment....................................................      6,739
     Excess cost...................................................    103,806
     Other assets..................................................        305
     Property, plant and equipment, net............................     11,818
     Notes receivable..............................................      6,869
     Accounts payable and accrued expenses.........................    (25,520)
     Program rights payable........................................     (3,522)
     Unearned revenue..............................................     (4,744)
     Notes payable.................................................    (49,000)
                                                                      --------
                                                                        97,557
   Satisfied by:
     Original investment...........................................    (97,557)
                                                                      --------
   Excess cost.....................................................   $    --
                                                                      ========

(d) In March 1997, Liberty/Fox ARC LP, an affiliate of the Company, paid $40,000 to Group W to purchase the remaining 12.78% interest in Affiliated Regional Communications, LTD and Affiliates (ARC). This transaction resulted in Liberty/Fox ARC LP recording $25,785 in excess costs. In conjunction with this transaction, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP. Subsequent to the purchase, the consolidated subsidiaries of ARC were consolidated with the Company (see Note 2a). Had the additional 12.78% interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997 and April 30, 1996 with respect to the eight months ended December 31, 1996, the pro forma consolidated revenue would have increased by $29,913 and $107,531, respectively, and pro forma consolidated income would have increased by $372 and $482, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(e) In September 1997, the Company formed Fox Sports Detroit, LLC for the purpose of providing sports and sports related programming to the Detroit, Michigan area. Fox Sports Detroit, LLC entered into agreements to pay cash of $45,000 and issue notes payable totaling $25,558 to secure certain sports programming rights and other assets. Purchase accounting will be completed within the timeframe allowed by Accounting Principle Opinion Board No. 16 "Business Combinations." Amounts remaining as excess cost will be amortized over 40 years.

  Had the acquisition occurred at the beginning of the period (January 1, 1997), and assuming that the full $70,558 is recorded as excess cost and amortized over 40 years, the pro-forma consolidated revenue would have increased, and loss would have decreased, by $17,940 and $2,140, respectively. These pro-forma

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)

  results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(f) In December 1997, the Company contributed net assets of $14,926 and $2,741 to NSP and NAP, respectively, for a 50% interest in each partnership. The net assets contributed were comprised of certain accounts receivables, fixed assets, investments and accrued liabilities.

Cash paid for interest was $24,848 and $5,330 for the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

(4) RELATED PARTY TRANSACTIONS

  For the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996, the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of LMCI and NAI:

                                                        YEAR ENDED  APRIL 30, TO
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Revenue:
     Programming......................................   $92,244      $23,229
     Advertising......................................     3,183          326
     Direct broadcast.................................    26,149        3,836
     Interest income..................................     2,719          108
     Other............................................       --         3,358
   Expenses:
     Operating........................................    65,736       12,631
     General and administrative.......................     4,156        2,340
     Interest expense.................................     1,570          293

  At December 31, 1997 and 1996, a majority of the trade receivables from related parties of $34,329 and $19,578, respectively, was related to programming revenue. At December 31, 1997 and 1996, trade payables to related parties were $19,570 and $7,670, respectively.

  The Company has a non exclusive, royalty-free license from affiliates of Fox to use the "FOX" brand name and certain related artwork in connection with the Company's business.

(5) PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
   Studio and production equipment........................... $ 26,958  $13,042
   Office equipment..........................................   14,823   13,956
   Construction in progress..................................   21,357    1,786
   Other.....................................................    5,614    1,919
                                                              --------  -------
                                                                68,752   30,703
   Accumulated depreciation..................................  (22,221)  (7,370)
                                                              --------  -------
                                                              $ 46,531  $23,333
                                                              ========  =======

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


(6) INVESTMENTS ACCOUNTED FOR UNDER THE EQUITY METHOD

 (a) Significant Subsidiaries

  Summarized unaudited financial information for significant subsidiaries, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                          COMBINED FINANCIAL POSITION

                                                             DECEMBER 31,
                                                       -------------------------
                                                           1997         1996
                                                       ------------ ------------
   Current Assets.....................................   $ 14,822     $744,781
   Non-current Assets.................................     16,310       95,171
                                                         --------     --------
     Total Assets.....................................   $ 31,132     $839,952
                                                         ========     ========
   Current Liabilities................................   $151,244     $155,028
   Non-Current Liabilities............................        --        10,229
   Minority Interest..................................        --         2,740
   Partners' Equity...................................   (120,112)     671,955
                                                         --------     --------
     Total Liabilities and Equity.....................   $ 31,132     $839,952
                                                         ========     ========

                              COMBINED OPERATIONS

                                                        YEAR ENDED  APRIL 30, TO
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Gross Revenue......................................   $  9,210     $125,373
   Operating (Loss) Profit............................    (36,157)      14,270
   Net (Loss) Income..................................    (36,153)       1,691

  Liberty/Fox ARC LP was formed on April 30, 1996 and was accounted for under the equity method for the period until March 1997. In March 1997, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP and, subsequent to this event, the consolidated subsidiaries of ARC were consolidated with the Company.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


 (b) Unconsolidated Affiliates

  The following table reflects the carrying value of the Company's investments, accounted for under the equity method (except where cost method is indicated), including related receivables, and the Company's equity in earnings (losses) of each of these affiliates:

                                                                 YEAR ENDED
                                          DECEMBER 31, 1997   DECEMBER 31, 1997
                                        --------------------- -----------------
                                        OWNERSHIP                 EQUITY IN
       ENTITY                           PERCENTAGE INVESTMENT EARNINGS (LOSSES)
       ------                           ---------- ---------- -----------------
   Majority Owned Affiliates
   Liberty/Fox Chicago LP..............   98.0%     $ 46,062      $  9,192
   Liberty/Fox KBL LP..................   60.0%       19,045         3,336
   Liberty/Fox Bay Area LP.............   98.0%          150           266
   Liberty/Fox Upper Midwest LP........   98.0%          105           --
   Liberty/Fox ARC LP..................   98.0%          --            365
   Liberty/Fox Distribution LP.........   98.0%      (86,207)      (15,447)
                                                    --------      --------
                                                     (20,845)       (2,288)
                                                    --------      --------
   Minority Owned Affiliates
   Liberty/Fox Sunshine LLC............    4.7%          882           181
   Cable Ad Partners-cost method.......    8.0%          357           --
   Sunshine Network Joint Venture......   49.0%        5,767         2,313
   Prime Sports Network--Upper Midwest
    Joint Venture......................   33.0%           (8)           (2)
   Home Team Sports Limited
    Partnership........................   34.3%        4,204           (22)
   Prime Sports Channel Prism
    Associates.........................   33.3%          665           125
   Prime Sports Channel Network
    Associates.........................   50.0%          --           (109)
   Mountain Mobile TV..................   33.3%          955           226
   Regional Programming Partners.......   40.0%      850,653           653
   National Sports Partners............   50.0%        4,833       (10,093)
   National Advertising Partners.......   50.0%        2,738            (2)
                                                    --------      --------
                                                     871,046        (6,730)
                                                    --------      --------
                                                    $850,201      $ (9,018)
                                                    ========      ========

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


                                                           PERIOD FROM INCEPTION
                                                            (APRIL 30, 1996) TO
                                       DECEMBER 31, 1996     DECEMBER 31, 1996
                                     --------------------- ---------------------
                                     OWNERSHIP                   EQUITY IN
       ENTITY                        PERCENTAGE INVESTMENT   EARNINGS (LOSSES)
       ------                        ---------- ---------- ---------------------
   Majority Owned Affiliates
   Liberty/Fox Chicago LP...........     98%     $ 36,870        $  5,404
   Liberty/Fox KBL LP...............     60%       13,346           3,812
   Liberty/Fox Bay Area LP..........     98%         (116)            --
   Liberty/Fox Upper Midwest LP.....     98%          105              (9)
   Liberty/Fox ARC LP...............     98%       97,192          23,565
   Liberty/Fox Distribution LP......     98%      (70,761)        (21,908)
   Liberty/Fox Northwest LP.........     98%          --              973
                                                 --------        --------
                                                   76,636          11,837
                                                 --------        --------
   Minority Owned Affiliates
   Global Music Channel.............     --           --              (59)
   Liberty/Fox Sunshine LLC.........    4.7%          706             125
   Liberty/Fox Southeast LLC........     --           --            5,073
   Cable Ad Partners--cost method...    8.0%          357             --
                                                 --------        --------
                                                    1,063           5,139
                                                 --------        --------
                                                 $ 77,699        $ 16,976
                                                 ========        ========

  Prior to the contribution of the above majority owned entities to the Company (see Note 1), there were certain regional networks that were wholly owned and consolidated by Liberty Sports, Inc. (a predecessor company and a Company shareholder). Upon contribution of these entities to the Company, Liberty Sports, Inc. retained management control through a general partnership minority interest. Hence, these operations are not consolidated by the Company, although it owns the majority of the limited partnership interests.

  The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $362,004 and $20,232 at December 31, 1997 and 1996, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated $1,025 and $574 during the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively, and is included in the Company's share of equity income of affiliates.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


(7) DEBT

  Debt at December 31, 1997 and 1996 are summarized as follows:

                                                             DECEMBER 31,
                                                          --------------------
                                                             1997       1996
                                                          ----------  --------
   Prime Sports West--Revolving Credit Facility(a)......  $      --   $ 86,800
   Turner Note Payable(b)...............................      65,334    65,334
   Chase Manhattan Bank--Term(c)........................     400,000       --
   Chase Manhattan Bank--Revolver(c)....................      60,000       --
   Senior Notes(d)......................................     500,000       --
   Senior Discount Notes(d).............................     260,828       --
   Other................................................      40,345    19,580
                                                          ----------  --------
                                                           1,326,507   171,714
   Less current portion.................................     (80,216)  (26,410)
                                                          ----------  --------
                                                          $1,246,291  $145,304
                                                          ==========  ========
    Annual future minimum maturities of debt are as fol-
    lows:
     1998...............................................  $   80,216
     1999...............................................      15,402
     2000...............................................      22,392
     2001...............................................      85,052
     2002...............................................      97,723
     Thereafter.........................................   1,025,722
                                                          ----------
                                                          $1,326,507
                                                          ==========

(a) Prime Sports West, LP ("PSW"), was a party to a credit agreement, as amended, that provided for $130,000 of borrowings at December 31, 1996. Borrowings bore interest at the agent bank's prime rate, the London Interbank Offered Rate (LIBOR), a CD rate or a combination thereof as selected by PSW plus a margin depending on PSW's ratio of total debt to cash flow (as defined). The weighted-average effective rate at December 31, 1996 was 6.65%. Beginning September 30, 1996, the commitment amount was reduced in equal quarterly amounts to achieve annual reductions in the credit agreement ranging from 8% in 1996 to the final 15% at maturity on June 30, 2002. PSW must pay an annual commitment fee of 0.375% of the unfunded portion of the commitment. The loans were secured by a pledge of PSW's ownership interest. On September 12, 1997, the Company repaid the outstanding principal balance.

  The credit agreement contains, among other things, requirements as to indebtedness obligations and restrictions on distributions and capital expenditures, as well as maintenance of certain specified financial ratios. PSW was in compliance with the debt covenants as of December 31, 1996.

(b) On October 10, 1996, LMC Southeast Sports, Inc. purchased Turner Sports Programming, Inc.'s 44% partnership interest in SportSouth. LMC Southeast Sports, Inc. signed a promissory note to Turner Broadcasting Company for $65,334, plus interest at a rate of 7.5% per annum. The Note is payable in full on October 10, 1998. The Company has pledged the interest purchased as collateral for the note. As amounts due under this agreement bear interest at current market rates, the carrying amounts of borrowings outstanding at December 31, 1997 and 1996 approximate estimated fair value.

(c) On December 15, 1997, Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC (together, the "Co-Borrowers"), entered into a credit agreement (the "Credit Agreement") with a group of

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)

   banks. The Credit Agreement provides for a $400,000 term loan and a $400,000 revolving credit facility ("the Facilities"). Borrowings under the Facilities are guaranteed by the Company, the Co-Borrowers and certain subsidiaries of Fox Sports Net, LLC and are secured by substantially all of the assets of the Company. Borrowings under the facilities bear interest, at the option of the Co-Borrowers, at a rate based upon the prime rate of interest or eurodollar rates. The Co-Borrowers also pay a commitment fee on the unused and available amounts under the revolving credit facility. The revolving credit commitments will reduce on a quarterly basis commencing December 31, 2000; principal payments under the term loan will also be required quarterly commencing December 31, 2000. The Credit Agreement provides for the maintenance of several financial and other covenants, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, among others. The Company was in compliance with the debt covenants as of December 31, 1997.

(d) In August 1997, the Company privately sold $500,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction (the "Offering") exempt from registration under the Securities Act of 1933, as amended ("1933 Act"). In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Company exchanged all of the Old Notes for new notes (the "Notes") which were registered by the Company under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Company received no proceeds from the issuance of the Notes in the Exchange Offer. Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. Interest accretes to principal prior to the commencement of interest payments. At December 31, 1997 the unamortized discount on the Senior Discount Notes was $144,669. Amortization expense was $8,053 for the year ended December 31, 1997. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Notes are unsecured.

  Interest expense was $49,183 and $4,235 for the year ended December 31, 1997 and the eight months ended December 31, 1996, respectively. Interest income was $15,041 and $416 for the year ended December 31, 1997 and the eight months ended December 31, 1996, respectively.

(8) ADDITIONAL INTERESTS EARNED BY COMPANY'S SHAREHOLDERS

  The Company consists of numerous limited liability companies, general and limited partnerships and corporations. The equity ownership of individual entities in the chain of entities holding interests in regional sports networks and FX Networks, LLC include interests held directly by affiliates of LMC and Fox. Generally, each regional sports network is owned by the Company through a chain of entities in which the Company has a direct or indirect interest of approximately 98%, with the remaining fractional interests being held equally by the affiliates of Fox and LMC.

  The following tables reflects the ownership interests of LMC and Fox in addition to the ownership interests of the Company in the earnings of subsidiaries for the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996 that, although not consolidated in the Company, are ultimately earned by the Company's shareholders.

  The Fox column reflects earnings of Fox Regional Sports Members ("FRSM"), a wholly-owned subsidiary of Fox. The LMC column reflects earnings of Liberty Media Corp. ("LMC"), through its wholly-owned subsidiary of LSI.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


                                             YEAR ENDED DECEMBER 31, 1997
                                             --------------------------------
       ENTITY                                  %      FOX       %      LMC
       ------                                ------ --------  ------ --------
   Liberty/Fox Chicago LP...................     1% $     94      1% $     94
   Liberty/Fox KBL LP.......................    20%    1,111     20%    1,111
   Liberty/Fox Bay Area LP..................     1%        3      1%        3
   Liberty/Fox Upper Midwest LP.............     1%      --       1%      --
   Liberty/Fox ARC LP.......................     1%        4      1%        4
   Liberty/Fox Distribution LP..............     1%     (158)     1%     (158)
                                                    --------         --------
                                                    $  1,054         $  1,054
                                                    ========         ========
                                               EIGHT MONTH PERIOD ENDED
                                                   DECEMBER 31, 1996
                                             --------------------------------
       ENTITY                                  %      FOX       %      LMC
       ------                                ------ --------  ------ --------
   Liberty/Fox Chicago LP...................     1% $     55      1% $     55
   Liberty/Fox KBL LP.......................    20%    1,271     20%    1,271
   Liberty/Fox Bay Area LP..................     1%      --       1%      --
   Liberty/Fox Upper Midwest LP.............     1%      --       1%      --
   Liberty/Fox ARC LP.......................     1%      240      1%      240
   Liberty/Fox Distribution LP..............     1%     (775)     1%     (775)
                                                    --------         --------
                                                    $    791         $    791
                                                    ========         ========

(9) 401(K) PLAN

  During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan, participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the year ended December 31, 1997, the Company contributed $4,013 to the 401(k) Plan.

(10) EQUITY APPRECIATION RIGHTS PLAN

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the "Plan"), with an effective date of May 1, 1996. A committee has been appointed by the Company to administer and interpret this Plan. The maximum number of Appreciation Rights available for grant under this plan is 300,000. Unless otherwise determined by the committee, the rights vest over five years and can be exercised over a period ending on the tenth anniversary of the granting of the rights. The amount payable by the Company with respect to any Appreciation Right exercised will equal the excess, if any, of the value at December 31 of the preceding year over the original grant value. The valuation may be performed by the Company or by a third party.

  During 1997, the Company granted 185,100 rights at $135, the initial value determined by the Company's shareholders. At December 31, 1997, 70,440 rights had vested, with a weighted average exercise period of 8.4 years. A valuation at December 31, 1997 has not been completed. Management does not believe the obligation, if any, at December 31, 1997, with respect to vested Appreciation Rights would be material to the financial position or operations of the Company and consequently, no compensation expense has been recorded in the year ended December 31, 1997.

                           FOX/LIBERTY NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)


(11) COMMITMENTS AND CONTINGENCIES

 (a) Operating Leases

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2010. Future minimum payments, by year under noncancelable operating leases with a term of one year or more consist of the following at December 31, 1997:

   1998............................................................... $ 24,124
   1999...............................................................   17,863
   2000...............................................................   12,169
   2001...............................................................   10,148
   2002...............................................................    9,132
   Thereafter.........................................................   26,574
                                                                       --------
   Total minimum lease payments....................................... $100,010
                                                                       ========

  Total lease expense was approximately $17,137 and $7,881 for the year ended December 31, 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

 (b) Long-term Sports Program Rights Contracts

  The Company has long-term sports program rights contracts which require payments through 2009. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 1997:

   1998............................................................. $  215,266
   1999.............................................................    211,518
   2000.............................................................    207,498
   2001.............................................................    144,440
   2002.............................................................    116,977
   Thereafter.......................................................    341,631
                                                                     ----------
   Total minimum program rights payments............................ $1,237,330
                                                                     ==========

 (c) Capital Expenditures

  The Company has made commitments for substantial capital expenditures over the next several years in connection with a planned transition from analog transponder equipment to digitally compressed transponder equipment.

 (d) Litigation

  In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material effect on the Company's financial position or results of operations.

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                              FINANCIAL STATEMENTS

                       WITH INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fox/Liberty Networks, LLC:

  We have audited the accompanying combined balance sheet of Liberty Sports, Inc. and subsidiaries--Domestic Operations as of December 31, 1995, and the related combined statements of operations and equity, and cash flows for each of the years in the two-year period ended December 31, 1995 and for the period from January 1, 1996 to April 29, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Liberty Sports, Inc. and subsidiaries--Domestic Operations as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 and for the period from January 1, 1996 to April 29, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Dallas, Texas
June 28, 1996

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                             COMBINED BALANCE SHEET

                               DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)

                                ASSETS
Current assets:
  Cash and cash equivalents........................................... $ 10,453
  Trade accounts receivable, net of allowance of $517:
    Related party (note 4)............................................    7,496
    Other.............................................................   46,049
  Inventories.........................................................    2,404
  Prepaid program rights..............................................    4,084
  Prepaid expenses....................................................    4,237
                                                                       --------
      Total current assets............................................   74,723
Property and equipment, net (note 5)..................................   49,148
Investments in affiliates and related receivables (note 6)............   47,741
Excess cost over acquired net assets, net (note 7)....................   82,648
Other intangible assets, net (note 8).................................  186,883
Other assets (note 9).................................................    3,043
                                                                       --------
                                                                       $444,186
                                                                       ========
                        LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable.................................................... $ 29,471
  Accrued expenses (note 11)..........................................   13,610
  Program rights payable..............................................   10,853
  Current portion of long-term debt (note 12).........................    1,761
  Unearned revenue....................................................    5,130
                                                                       --------
      Total current liabilities.......................................   60,825
Deferred income taxes (note 10).......................................   55,320
Long-term debt, excluding current portion (note 12)...................   75,806
Minority interest in subsidiaries.....................................   15,447
Equity................................................................  236,788
Commitments and contingencies (note 13)...............................
                                                                       --------
                                                                       $444,186
                                                                       ========

            See accompanying notes to combined financial statements.

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                  COMBINED STATEMENTS OF OPERATIONS AND EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                      YEAR ENDED      JANUARY 1,
                                                     DECEMBER 31       1996 TO
                                                   -----------------  APRIL 29,
                                                     1994     1995       1996
                                                   --------  -------  ----------
Revenues (note 4):
  Programming..................................... $ 53,155   84,512    37,484
  Advertising.....................................   30,675   67,066    27,696
  Direct broadcast................................   33,326   51,889    23,709
  Network support.................................    5,744    7,594     2,471
  Other...........................................   11,795   13,312     8,393
                                                   --------  -------   -------
                                                    134,695  224,373    99,753
                                                   --------  -------   -------
Operating costs and expenses (notes 4 and 13):
  Operating.......................................   84,710  133,804    60,664
  General and administrative......................   43,709   73,389    27,993
  Depreciation and amortization...................   22,412   39,006    10,788
                                                   --------  -------   -------
                                                    150,831  246,199    99,445
                                                   --------  -------   -------
    Operating income (loss)                        (16,136)  (21,826)      308
                                                   --------  -------   -------
Other income (expense):
  Interest expense................................   (5,090)  (4,921)   (1,963)
  Interest income (note 9)........................      629    1,343        91
  Equity in earnings of affiliates (note 6).......    7,430    7,852       219
  Minority interest in earnings of subsidiaries...     (464)    (705)   (1,076)
  Other, net......................................       21     (204)    1,467
                                                   --------  -------   -------
                                                      2,526    3,365    (1,262)
                                                   --------  -------   -------
    Loss before income taxes......................  (13,610) (18,461)     (954)
Income tax benefit (note 10)......................    5,220    6,086       217
                                                   --------  -------   -------
    Net loss......................................   (8,390) (12,375)     (737)
Equity, beginning of period.......................   76,171  289,046   236,788
Net change in Parent's investment.................  221,265  (39,883)  (11,570)
                                                   --------  -------   -------
Equity, end of period............................. $289,046  236,788   224,481
                                                   ========  =======   =======


            See accompanying notes to combined financial statements.

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                       COMBINED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                     YEAR ENDED      JANUARY 1,
                                                     DECEMBER 31      1996 TO
                                                   ----------------  APRIL 29,
                                                    1994     1995       1996
                                                   -------  -------  ----------
Cash flows from operating activities:
  Net loss........................................ $(8,390) (12,375)     (737)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization.................  22,412   39,006    10,788
    Equity in earnings of affiliates..............  (7,430)  (7,852)     (219)
    Minority interest.............................     464      705     1,076
    Deferred income taxes.........................  (7,304)  (9,977)   (1,176)
    Changes in operating assets and liabilities,
     net of acquisitions:
      Receivables.................................  (5,017) (23,316)   (9,198)
      Inventories.................................  (1,013)  (1,391)     (167)
      Prepaid program rights......................      (3)  (2,052)    1,197
      Other assets................................  (4,208)     366    (1,906)
      Payables, accruals and unearned revenue.....  13,523   24,656    (2,881)
      Non-cash interest expense...................   1,010       74       --
                                                   -------  -------   -------
        Net cash provided by (used in) operating
         activities...............................   4,044    7,844    (3,223)
                                                   -------  -------   -------
Cash flows from investing activities:
  Capital expended for property and equipment.....  (6,970) (31,720)   (4,544)
  Additional investments in and loans to
   affiliates.....................................    (835)  (8,294)   (2,500)
  Return of capital from affiliates...............   9,880   20,009     1,000
  Proceeds from (loan to) third party.............  (3,000)   3,000       --
  Other investing activities, net.................  (1,291)     (13)      --
                                                   -------  -------   -------
        Net cash used in investing activities.....  (2,216) (17,018)   (6,044)
                                                   -------  -------   -------
Cash flows from financing activities:
  Borrowings of long-term debt....................  24,588   62,114    28,600
  Repayments of long-term debt.................... (21,783) (26,537)   (8,956)
  Distribution to minority shareholder of
   subsidiary.....................................    (400)    (810)      --
  Change in Parent's investment...................  13,660  (39,883)  (11,570)
                                                   -------  -------   -------
        Net cash provided by (used in) financing
         activities...............................  16,065   (5,116)    8,074
Increase (decrease) in cash and cash equivalents..  17,893  (14,290)   (1,193)
Cash and cash equivalents at beginning of period..   6,850   24,743    10,453
                                                   -------  -------   -------
Cash and cash equivalents at end of period........ $24,743   10,453     9,260
                                                   =======  =======   =======

            See accompanying notes to combined financial statements.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                    NOTES TO COMBINED FINANCIAL STATEMENTS

(1) ORGANIZATION

  Liberty Sports, Inc. was incorporated on November 13, 1989 as TCI Sports, Inc., a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"). On March 29, 1991, the name was changed to Liberty Sports, Inc. and the ownership was transferred to Liberty Media Corporation ("LMC"), an affiliate of TCI. On August 4, 1994, LMC became a wholly-owned subsidiary of TCI.

  Liberty Sports, Inc. and subsidiaries--Domestic Operations primarily provide television sports programming services to customers throughout the United States, sell advertising time in such programming and provide management and technical services to other sports networks.

(2) SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The accompanying combined financial statements include the accounts of Liberty Sports, Inc. and its domestic majority-owned subsidiaries and other entities in which it has a controlling voting interest (collectively, "LSI-- Domestic" or the "Company"). All significant intercompany accounts and transactions have been eliminated in combination.

 (b) Cash Equivalents

  Cash equivalents consist of investments which are readily convertible into cash and have original maturities of three months or less. At December 31, 1995, cash equivalents were comprised of overnight repurchase agreements that totaled $8,380,000.

 (c) Inventories

  Merchandise inventories are valued at the lower of cost (first-in, first-out) or market.

 (d) Prepaid Program Rights

  The Company enters into sports rights contracts with various professional and college athletic teams to televise certain games. These agreements require the Company to make payments before and during each season. Prepaid program rights for a specified number of games are amortized on an event-by-event basis, and prepaid program rights for a specified season are amortized over the term of the contract using the straight-line method.

 (e) Property and Equipment

  Property and equipment are stated at cost which includes acquisition costs allocated to tangible assets acquired. Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 10 years.

 (f) Investments in Affiliates

  Investments in affiliates are accounted for under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize LSI-Domestic's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received, limited to the extent of LSI-Domestic's investment in, advances to and guarantees on behalf of, the investee. LSI's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

 (g) Excess Cost Over Acquired Net Assets

  Excess cost over acquired net assets consists of the difference between the cost of acquiring programming entities and amounts assigned to their tangible and identifiable intangible assets. Such amounts are amortized on a straight-line basis over 30 years. Accumulated amortization was $4,940,000 as of December 31, 1995.

  The Company assesses the recoverability of excess cost over acquired assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

 (h) Other Intangible Assets

  Other intangible assets include amounts assigned to covenants not to compete and amounts assigned to sports program rights agreements, affiliate agreements and distribution agreements. The amounts assigned to these agreements are amortized over the respective lives of the agreements ranging from 1 to 11 years.

 (i) Long-Lived Assets

  The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing or competition. As a result, the carrying amounts of long-lived assets, including excess cost over acquired assets, could be reduced by amounts which would be material to the financial statements.

 (j) Revenues

  Revenue from programming represents affiliate fees received from cable system operators and is recognized monthly as earned. Advertising revenue is recognized upon airing of commercials.

  Network support revenue is received from related parties for network, traffic and master control operation services provided by the Company. Such revenue is recognized as earned.

  The Company has sold advance subscriptions to its direct broadcast satellite customers. Such amounts are amortized to revenue monthly as revenue is earned.

 (k) Nonmonetary Transactions

  The Company trades commercial advertising spots in return for other services, primarily programming. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $4,842,000 and

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

$6,006,000 in both advertising revenue and expenses during the years ended December 31, 1994 and 1995, respectively, and approximately $2,050,000 for the period January 1, 1996 to April 29, 1996.

 (l) Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

 (m) Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of LSI-Domestic's indebtedness approximates fair value as it bears interest at current market rates.

(3) SUPPLEMENTAL DISCLOSURES TO COMBINED STATEMENTS OF CASH FLOWS

  Cash paid for interest was $3,644,000 and $4,260,000 for the years ended December 31, 1994 and 1995, respectively, and $1,805,000 for the period January 1, 1996 to April 29, 1996. Cash paid for income taxes during the years ended December 31, 1994 and 1995 and the period January 1, 1996 to April 29, 1996 was not material.

  Significant noncash investing and financing activities are as follows:

      Cash paid for acquisition during 1994 (see note 7) (amounts
       in thousands):
        Fair value of assets acquired.............................. $302,043
        Net liabilities assumed....................................  (21,350)
        Deferred tax liability recorded upon acquisition...........  (69,897)
        Contributions from Parent.................................. (210,796)
                                                                    --------
                                                                    $    --
                                                                    ========

           During 1995, the Company entered into capital leases of approximately $1,004,000 for office equipment.

(4) RELATED PARTY TRANSACTIONS

   For the years ended December 31, 1994 and 1995, and the period January 1, 1996 to April 29, 1996, the Company recognized the following revenue and expenses as a result of transactions with related parties, primarily TCI and its affiliates (amounts in thousands):

                                                          1994    1995    1996
                                                         ------- ------- -------
      Revenues and other:
        Programming..................................... $18,863 $18,472 $12,213
        Direct broadcast................................     864   7,631   5,908
        Network support.................................   5,744   6,204   2,375
        Other...........................................     --      425     824
        Interest income.................................      84     --       -
      Expenses:
        Programming fees................................   7,230   9,372   2,865
        Advertising commissions.........................   5,465     169      -
        Direct broadcast programming fees...............   6,019  10,250   3,094

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  At December 31, 1995, accounts receivable-trade included approximately $7,496,000 for subscriber revenue from related parties.

(5) PROPERTY AND EQUIPMENT

  Property and equipment as of December 31, 1995 is summarized as follows (amounts in thousands):

      Building, land and improvements.................................  $33,087
      Studio, production and support equipment........................   20,565
      Furniture and fixtures..........................................    6,953
                                                                        -------
                                                                         60,605
      Less accumulated depreciation...................................   11,457
                                                                        -------
                                                                        $49,148
                                                                        =======

(6) INVESTMENTS IN AFFILIATES

  The following table reflects the carrying value of LSI Domestic's investments in affiliates (principally accounted for under the equity method) including related receivables and LSI Domestic's share of earnings (losses) of each of these affiliates (amounts in thousands):

                                                      SHARE OF EARNINGS (LOSS)
                                                      --------------------------
                                           CARRYING    YEAR ENDED     JANUARY 1,
                                           VALUE AT    DECEMBER 31     1996 TO
                                         DECEMBER 31, --------------  APRIL 29,
                ENTITY                       1995      1994    1995      1996
                ------                   ------------  ----   ------  ----------
SportsChannel Chicago Associates ("SC--
 CHI").................................    $ 29,722   $5,800  $6,559    $2,877
Prime SportsChannel Network Associates.       1,207   (3,435) (5,513)   (2,169)
Sunshine Network Joint Venture ("Sun-
 shine")...............................       8,223    1,376   2,572       669
SportsSouth Network Ltd................       1,605    3,569   5,358     2,026
Prime Sports Network--Upper Midwest
 Joint Venture.........................         517     (182)    148       --
SportsChannel Prism Associates.........         683     (277)    393       139
Rocky Mountain Mobile TV...............         527       48     119        93
Home Team Sports Limited Partnership
 ("HTS")...............................       3,511      531     741       397
SportsChannel Pacific..................        (117)     --      --        --
Global Music Channel...................       1,506      --   (2,525)   (3,813)
                                           --------   ------  ------    ------
                                             47,384    7,430   7,852       219
Cable Ad Partners (at cost)............         357      --      --        --
                                           --------   ------  ------    ------
                                           $ 47,741   $7,430  $7,852    $  219
                                           ========   ======  ======    ======

  The Company's investment in three of these affiliates (Sunshine, HTS, and SC-CHI) exceeded its equity in the underlying net assets by a total of $21,003,000 at December 31, 1995. These excess amounts are being amortized over the estimated useful lives of the investment affiliate agreements and sports contracts. This amortization aggregated $2,635,000 and $1,414,000 during 1994 and 1995, respectively, and $222,000 for the period January 1, 1996 to April 29, 1996 and is included in LSI Domestic's share of earnings (losses).

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  Summarized financial information for affiliates accounted for under the equity method is as follows:

                          COMBINED FINANCIAL POSITION

                            (AMOUNTS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                        1995
                                                                    ------------
       Cash and other assets.......................................   $17,304
       Trade and other receivables, net............................    54,729
       Property and equipment, net.................................    14,234
       Prepaid expenses............................................     9,067
       Other assets................................................     1,529
                                                                      -------
         Total assets..............................................   $96,863
                                                                      =======
       Current liabilities.........................................   $49,693
       Debt........................................................    20,586
       Owners' equity..............................................    26,584
                                                                      -------
         Total liabilities and equity..............................   $96,863
                                                                      =======

                              COMBINED OPERATIONS

                            (AMOUNTS IN THOUSANDS)

                                                   YEARS ENDED       JANUARY 1,
                                                  DECEMBER 31,        1996 TO
                                               --------------------  APRIL 29,
                                                 1994       1995        1996
                                               ---------  ---------  ----------
     Revenues................................. $ 190,705  $ 229,833   $ 90,170
     Operating, general and administrative
      expenses................................  (171,316)  (202,753)   (80,772)
     Depreciation and amortization............    (2,775)    (3,481)    (1,290)
                                               ---------  ---------   --------
       Operating income.......................    16,614     23,599      8,108
     Interest income..........................       590      1,868       (144)
     Other, net...............................      (777)    (1,736)       (30)
                                               ---------  ---------   --------
       Net income............................. $  16,427  $  23,731   $  7,934
                                               =========  =========   ========

(7) ACQUISITION

  On August 8, 1994, a wholly-owned subsidiary of TCI purchased 100% of the stock of CVN, Inc., which held an 83.333% general partnership interest in Prime Sports-West (formerly Prime Ticket Networks, L.P.) ("PSW"), for shares of TCI Series C preferred stock and paid cash for the remaining 16.667% interest in PSW. Concurrently, the CVN, Inc. ownership interest was contributed to LSI-Domestic. In 1995, the remaining 16.67% interest was contributed to Liberty Sports, Inc.--Domestic Operations. As this transaction was a transfer between entities under common control, the Company has presented the transfer of 100% of PSW as if it occurred on August 8, 1994.

  The acquisition by TCI was accounted for as a purchase and the results of operations have been consolidated with those of the Company since the date of acquisition.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

(8) OTHER INTANGIBLE ASSETS

  Other intangible assets, net of accumulated amortization of $85,309,000 as of December 31, 1995 follow (amounts in thousands):

       Sports program rights agreements............................... $ 99,495
       Affiliate agreements...........................................   85,098
       Distribution agreements........................................    1,270
       Other..........................................................    1,020
                                                                       --------
                                                                       $186,883
                                                                       ========

  The Company continually reevaluates the propriety of the carrying amount of its intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization and interest over the remaining lives of the related intangible assets. At this time, the Company believes that no significant impairment of the intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

(9) OTHER ASSETS

  On December 1, 1994, in connection with a new program rights agreement, the Company made a $6 million term loan to a third party. The note bore interest at prime plus 1/2%. The amount outstanding under this credit agreement at December 31, 1994 was $3,000,000. The credit agreement was amended in 1995 and an additional $4,000,000 was lent by the Company to the third party. In October 1995, the $7,000,000 outstanding balance was paid in full and the loan agreement was terminated.

(10) INCOME TAXES

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  The Company is included in the consolidated federal income tax returns filed by TCI. Federal income taxes are calculated on a separate return basis in the accompanying consolidated financial statements.

  Income tax benefit (expense) attributable to loss before income taxes for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 to April 29, 1996 consists of the following:

                                                        1994     1995     1996
                                                       -------  -------  ------
         Current:
           Federal.................................... $(1,764) $(3,133) $ (921)
           State......................................    (320)    (758)    (38)
         Deferred.....................................   7,304    9,977   1,176
                                                       -------  -------  ------
         Total........................................ $ 5,220  $ 6,086  $  217
                                                       =======  =======  ======

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  Actual income tax benefit differs from the "expected" income tax benefit for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 to April 29, 1996 (computed by applying the U.S. federal corporate tax rate of 35% to loss before income taxes) as follows (amounts in thousands):

                                                            1994   1995   1996
                                                           ------  -----  ----
      Computed "expected" tax benefit..................... $4,764  6,461   334
      Minority interest in earnings of consolidated
       subsidiary.........................................   (118)  (495) (640)
      Other, net..........................................    574    120   523
                                                           ------  -----  ----
                                                           $5,220  6,086   217
                                                           ======  =====  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 are as follows (amounts in thousands):

      Deferred tax assets:
        Intangible assets, property and equipment, principally due to differences in depreciation and amortization.................. $ 2,047
        Investment in affiliates, principally due to undistributed earnings
         and differences in depreciation and amortization..............  14,924
        Other..........................................................     415
                                                                        -------
          Total gross deferred tax assets..............................  17,386
      Deferred tax liability--investments in affiliates, principally due to undistributed earnings and differences in depreciation and amortization................................................  72,706
                                                                        -------
          Net deferred tax liability................................... $55,320
                                                                        =======

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has not established a valuation allowance for deferred tax assets because management believes that they will more likely than not be realized in the future based on the Company's operating history and the reversal of deferred tax liabilities during the carryforward period.


(11) ACCRUED EXPENSES

  Accrued expenses as of December 31, 1995 is summarized as follows:

       Accrued payroll................................................. $ 2,307
       Accrued interest................................................     981
       Accrued production costs........................................   6,700
       Other...........................................................   3,622
                                                                        -------
                                                                        $13,610
                                                                        =======

(12) LONG-TERM DEBT

  Long-term debt at December 31, 1995 is summarized as follows (amounts in thousands):

       Bank credit facility (a).......................................  $20,000
       Bank credit facility (b).......................................   51,600
       Group W (c)....................................................    5,118
       Other..........................................................      849
                                                                        -------
                                                                         77,567
       Less current portion...........................................   (1,761)
                                                                        -------
                                                                        $75,806
                                                                        =======

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

(a) ARC Holding, Ltd. ("Holding"), a wholly-owned subsidiary of Affiliated Regional Communications, Ltd., a majority-owned consolidated subsidiary, is a party to a credit agreement, as amended, that provides for $40,500,000 of borrowings at December 31, 1995. Borrowings bear interest at the agent bank's base rate, LIBOR, a CD rate or a combination thereof as selected by Holding plus a margin depending on Holding's ratio of total debt to cash flow (as defined). The effective interest rate at December 31, 1995 was 8.5%. Beginning June 30, 1995, and quarterly thereafter through December 31, 2000, the commitment amount will be reduced in equal quarterly amounts to achieve annual reductions in the credit facility ranging from 11% in 1996 to the final 17% in 2000. LSI Domestic must pay an annual commitment fee of .375% of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of Holding, including joint venture interests, and the stock and assets of its existing and future subsidiaries. The proceeds from the initial borrowings under this credit agreement were used to make the final payment on a note payable by ARC.

  The credit agreement contains certain provisions which limit Holding as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, Holding must maintain certain specified financial ratios.

(b) PSW is a party to a credit agreement, as amended, that provides for $65,000,000 of borrowings at December 31, 1995. Borrowings bear interest at the agent bank's prime rate, LIBOR, a CD rate or a combination thereof as selected by PSW plus a margin depending on PSW's ratio of total debt to cash flow (as defined). The weighted average effective interest rate at December 31, 1995 was 7.1%. Beginning September 30, 1996 and quarterly thereafter through June 30, 2002, the commitment amount is reduced in equal quarterly amounts to achieve annual reductions in the credit agreement ranging from 8% in 1996 to the final 15% in 2002. PSW must pay an annual commitment fee of .0375% of the unfunded portion of the commitment. The loans are secured by a pledge of the partnership interests.

  The credit agreement contains, among other things, requirements as to indebtedness, obligations and restrictions on distributions and capital expenditures, as well as maintenance of certain specified financial ratios. PSW was in compliance with the debt covenants or obtained waivers from the bank as of December 31, 1995.

(c) In 1994, ARC and PSW each terminated their advertising agreements with Group W Services, Inc., a limited partner in ARC. At December 31, 1994, it was determined that a termination penalty was owed to Group W, as well as commissions for past services rendered by Group W, although the terms of repayment were uncertain. At December 31, 1994, ARC and PSW had $3,200,000 and $4,086,000, respectively, accrued based on their best estimate of amounts owed to Group W.

  During 1995, a termination agreement was finalized and it was determined that ARC would pay Group W $3,200,000, plus interest at a specified bank's prime rate, over a three year period, with the final payment due on March 31, 1998. Under the same agreement, it was determined that PSW would pay Group W $4,300,000 plus interest at a specified bank's prime rate, over a four year period, with the final payment due on March 31, 1999. Accordingly, PSW recorded an additional $214,000 charge to advertising expense during 1995.

  Annual maturities of total debt for each of the next five years are $1,761,000 in 1996, $3,390,000 in 1997, $14,788,520 in 1998, $19,973,000 in
  1999 and $17,654,500 in 2000.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

(13) COMMITMENTS AND CONTINGENCIES

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2000.

  Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in thousands):

           1996...................................... $15,791
           1997......................................  15,196
           1998......................................  15,073
           1999......................................  13,561
           2000......................................  10,177
           Thereafter................................   5,500

  Total lease expense was approximately $8,040,000, $12,337,000 and $4,049,000 for the years ended December 31, 1994 and 1995, and the period January 1, 1996 to April 29, 1996, respectively.

  The Company has long-term sports program rights contracts which require payments through 2005. Future minimum payments by calendar year are as follows (amounts in thousands):

           1996..................................... $ 58,051
           1997.....................................   59,854
           1998.....................................   56,999
           1999.....................................   53,166
           2000.....................................   45,736
           Thereafter...............................  128,187

  The Company has guaranteed obligations of certain equity affiliates under program rights agreements aggregating $3,331,000 in 1996; $3,598,000 in 1997; and $2,857,000 in 1998.

  Liberty Sports, Inc. and its domestic affiliates are parties to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided through insurance or otherwise, will not have a material adverse effect on the operating results or financial condition of the Company.

(14) SUBSEQUENT EVENT

  Effective April 29, 1996, Liberty Sports, Inc. contributed substantially all of its domestic assets and liabilities to certain limited liability companies and limited partnerships (collectively, the "Domestic Venture"). The members of the Domestic Venture are certain affiliates of Liberty Sports, Inc. and certain affiliates of The News Corporation Limited, each of which owns, through its affiliates, 50% of the Domestic Venture. The Domestic Venture was formed to provide sports programming services in the United States and Canada.

                                FX NETWORKS, LLC
                         (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS

                          AS OF JUNE 30, 1995 AND 1994

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 Fox/Liberty Networks, LLC:

  We have audited the accompanying balance sheet of FX NETWORKS, LLC (the Company, a Delaware limited liability company) as of June 30, 1995 and the related statements of operations, accumulated deficit, and cash flows for the ten months ended April 29, 1996, the year ended June 30, 1995, and the year from inception (July 1, 1993) through June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of FX Networks, LLC for the four months ended April 29, 1996 were not audited by us and, accordingly, we do not express an opinion on them.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FX Networks, LLC as of June 30, 1995 and the results of its operations and its cash flows for the ten months ended April 29, 1996, the year ended June 30, 1995, and the year from inception (July 1, 1993) through June 30, 1994 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
August 4, 1997

                                FX NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                                 BALANCE SHEET

                                 JUNE 30, 1995
                             (DOLLARS IN THOUSANDS)

Current assets:
  Cash................................................................ $    --
  Accounts receivable ................................................   14,434
  Program rights......................................................   14,621
  Other current assets................................................      147
                                                                       --------
    Total current assets..............................................   29,202
Property and equipment, net...........................................    1,894
Program rights, long-term.............................................   21,194
Other assets..........................................................      472
                                                                       --------
    Total Assets...................................................... $ 52,762
                                                                       ========
                 LIABILITIES AND ACCUMULATED DEFICIT
Current liabilities:
  Accounts payable and accrued expenses............................... $ 19,267
  Program rights payable, short-term..................................   14,715
  Other current liabilities...........................................    1,435
                                                                       --------
    Total current liabilities.........................................   35,417
Program rights payable, long-term.....................................   21,194
Due to related parties................................................   74,949
Commitments and contingencies.........................................
Accumulated deficit...................................................  (78,798)
                                                                       --------
    Total Liabilities and Accumulated Deficit......................... $ 52,762
                                                                       ========


       The accompanying notes are an integral part of this balance sheet.

                                FX NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS

                     FOR THE PERIODS ENDED APRIL 29, 1996,
                        JUNE 30, 1995 AND JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)

                                                                      INCEPTION
                                                                      (JULY 1,
                             FOUR MONTHS                                1993)
                           ENDED APRIL 29,   TEN MONTHS    YEAR ENDED  TO JUNE
                                1996       ENDED APRIL 29,  JUNE 30,     30,
                             (UNAUDITED)        1996          1995      1994
                           --------------- --------------- ---------- ---------
Revenue:
  Programming.............    $ 24,291        $ 55,934      $ 52,238  $  3,659
  Advertising.............       8,287          17,358        13,454       309
  Infomercial.............         947           2,109         2,579       142
                              --------        --------      --------  --------
                                33,525          75,401        68,271     4,110
                              --------        --------      --------  --------
Expenses:
  Operating...............      26,220          63,369        83,579    29,194
  General and
   administrative.........       7,941          19,936        23,677    10,331
  Depreciation and
   amortization...........         201             480           436        58
                              --------        --------      --------  --------
                                34,362          83,785       107,692    39,583
                              --------        --------      --------  --------
Interest expense..........       3,354           7,898         3,497       407
                              --------        --------      --------  --------
    Net Loss..............    $ (4,191)       $(16,282)     $(42,918) $(35,880)
                              ========        ========      ========  ========


   The accompanying notes are an integral part of these financial statements.

                                FX NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                       STATEMENTS OF ACCUMULATED DEFICIT

             FOR THE PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)

Balance at Inception (July 1, 1993).................................. $    --
  Net loss...........................................................  (35,880)
                                                                      --------
Balance at June 30, 1994.............................................  (35,880)
  Net loss...........................................................  (42,918)
                                                                      --------
Balance at June 30, 1995............................................. $(78,798)
                                                                      ========



   The accompanying notes are an integral part of these financial statements.

                                FX NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS

          FOR THE PERIODS ENDED APRIL 29, 1996, JUNE 30, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                           FOUR MONTHS                                INCEPTION
                         ENDED APRIL 29,   TEN MONTHS    YEAR ENDED (JULY 1, 1993)
                              1996       ENDED APRIL 29,  JUNE 30,   TO JUNE 30,
                           (UNAUDITED)        1996          1995         1994
                         --------------- --------------- ---------- --------------
Cash Flows from
 Operating Activities:
  Net income...........      $(4,191)       $(16,282)     $(42,918)    $(35,880)
  Adjustments to
   reconcile net income
   to net cash provided
   by operating
   activities:
   Depreciation........          201             480           436           58
  Changes in operating
   assets and
   liabilities:
    Accounts
     receivables.......       (3,998)         (9,110)      (10,622)      (3,812)
    Program rights.....       (6,785)         (7,194)       11,799      (47,614)
    Other assets.......          359            (167)           34         (653)
    Accounts payable
     and accrued
     expenses..........       (1,136)           (927)       (3,547)      24,249
    Program rights
     payable...........        6,263           6,254       (11,522)      47,431
                             -------        --------      --------     --------
      Net cash used in
       operating
       activities......       (9,287)        (26,946)      (56,340)     (16,221)
                             -------        --------      --------     --------
Cash Flows from
 Investing Activities:
  Purchases of property
   and equipment.......         (191)           (521)       (1,185)      (1,203)
                             -------        --------      --------     --------
      Net cash used in
       investing
       activities......         (191)           (521)       (1,185)      (1,203)
                             -------        --------      --------     --------
Cash Flows from
 Financing Activities:
  Related Party
   Payable.............        9,478          27,467        57,525       17,424
                             -------        --------      --------     --------
      Net cash provided
       by financing
       activities......        9,478          27,467        57,525       17,424
                             -------        --------      --------     --------
Net Increase (Decrease)
 in Cash and Cash
 Equivalents...........            0               0             0            0
Cash and Cash
 Equivalents, beginning
 of year...............            0               0             0            0
                             -------        --------      --------     --------
Cash and Cash
 Equivalents, end of
 year..................      $     0        $      0      $      0     $      0
                             =======        ========      ========     ========
Supplemental Cash Flow
 Information
  Cash paid for
   interest............      $ 3,354        $  7,898      $  3,497     $    407
                             =======        ========      ========     ========


   The accompanying notes are an integral part of these financial statements.

                               FX NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
   (INFORMATION AS OF AND FOR THE PERIOD ENDED APRIL 29, 1996 IS UNAUDITED)

                                 JUNE 30, 1995
                            (DOLLARS IN THOUSANDS)

(1) ORGANIZATION

  FX Networks, LLC was formed on July 1, 1993 as a division of Fox, Inc. ("Fox"), a subsidiary of The News Corporation Limited, as a basic cable exclusive service distributed on a per subscriber basis, to provide general entertainment and sports programming services and sell commercial advertising time during its programming.

(2) SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The accompanying financial statements of the Company present the operations and cash flows for the interim four month period ended April 29, 1996 (unaudited) for the purpose of comparison to the six months ended June 30, 1997 for its successor company, Fox/Liberty Networks.

 (b) Program Rights

  The Company has multi-year contracts for broadcast rights of syndicated entertainment programs. Program rights are amortized over the term of the contract using the straight-line method.

  At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to recognize that loss currently.

 (c) Property and Equipment

  Property and equipment are stated at cost. Depreciation for financial statement purposes is provided using the straight-line method over estimated useful lives of 3 to 5 years.

 (d) Income Taxes

  No provision has been made for income tax expense or benefit in the accompanying consolidated financial statements as the income or losses of the Company are reported in the respective income tax returns of the partners.

 (e) Revenue

  Programming revenue represents monthly subscriber fees received from cable system operations and is recognized as earned. Advertising revenue is recognized as earned.

 (f) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

                               FX NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
   (INFORMATION AS OF AND FOR THE PERIOD ENDED APRIL 29, 1996 IS UNAUDITED)

                                 JUNE 30, 1995
                            (DOLLARS IN THOUSANDS)


 (g) Allocation of expenses

  Fox allocates costs, such as rent and payroll, incurred on behalf of the Company based on the percentage of services rendered to the Company. These allocated expenses are included in general and administrative expenses in the Statements of Operations. Management believes the allocation method used is reasonable.

 (h) Interim Financial Data (unaudited)

  The interim financial data for the period ended April 29, 1996 has been prepared by the Company and is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations and cash flows for the interim period. Results for the interim period are not necessarily indicative of the results to be achieved for the full year.

(3) RELATED PARTY TRANSACTIONS

  The Company recognized the following revenue and expenses as a result of arms-length transactions with related parties (amounts in thousands):

                                                             YEAR
                              FOUR MONTHS                    ENDED
                            ENDED APRIL 29,   TEN MONTHS     JUNE   JULY 1, 1993
                                 1996       ENDED APRIL 29,   30,   TO JUNE 30,
                              (UNAUDITED)        1996        1995       1994
                            --------------- --------------- ------- ------------
Revenue:
  Advertising..............     $  159          $   248     $   244    $   56
Expenses:
  Interest expense.........      3,354            7,898       3,497       407
  Production...............      7,932           23,068      43,215     4,677
  Programming fees.........      3,604            7,695       5,967       528

  At June 30, 1995, trade and other receivables include approximately $4,008 for programming revenue from related parties of the partners. TCI, which became a related party as a result of the Joint Venture (see Note 7), had transactions with the Company resulting in revenues of $25,310 for the ten month period ended April 29, 1996 and receivables of $4,008 as of June 30, 1995.

(4) PROPERTY AND EQUIPMENT

  Property and equipment at June 30, 1995 consisted of the following:

                                                                          1995
                                                                         ------
      Office equipment.................................................. $2,206
      Other.............................................................    182
      Accumulated depreciation..........................................   (494)
                                                                         ------
                                                                         $1,894
                                                                         ======

(5) RELATED PARTY LOAN

  At June 30, 1995, the Company borrowed $74,949 from Twentieth Century Fox and Fox, Inc. under a revolving loan facility. Borrowings bear interest at the prime rate (9% and 7.25% at June 30, 1995, and 1994) and have an unspecified maturity. For the years ended June 30, 1995 and 1994, the Company incurred interest expense related to this borrowing totaling $3,497 and $407. This borrowing was not contributed to Fox/Liberty Networks, LLC (see note 7).

                               FX NETWORKS, LLC
                    (A DELAWARE LIMITED LIABILITY COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
     (INFORMATION AS OF AND FOR THE PERIOD ENDED APRIL 29, 1996 UNAUDITED)

                                 JUNE 30, 1995
                            (DOLLARS IN THOUSANDS)


(6) COMMITMENTS AND CONTINGENCIES

 (a) Leases

  The Company leases transponders and equipment used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2006. Future minimum payments, by year under cancelable and non-cancelable operating leases with a term of one year or more consist of the following at June 30, 1995:

            1995.................................   2,342
            1996.................................   4,694
            1997.................................   4,749
            1998.................................   4,793
            1999.................................   4,684
            Thereafter...........................  20,790
                                                  -------
                                                  $42,052
                                                  =======

  Total lease expenses were approximately $3,912, $1,564, $4,662, and $694, respectively, for the ten months and four months ended April 29, 1996, the years ended June 30, 1995 and 1994.

 (b) Long-term Program Rights Contracts

  The Company has long-term program rights contracts which require payments through 1999. Future minimum payments including unrecorded amounts by year are as follows at June 30, 1995:

            1995................................. $ 8,767
            1996.................................  20,014
            1997.................................  15,885
            1998.................................   9,315
            1999.................................   4,095
                                                  -------
                                                  $58,076
                                                  =======

 (c) Litigation

  The Company is a party to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability will not have a material adverse effect on the operating results or financial position of the Company.

(7) SUBSEQUENT EVENT

  On May 1, 1996, The News Corporation Limited contributed a majority of the assets and liabilities of the Company to Fox/Liberty Networks, LLC as part of a joint venture formed by The News Corporation Limited and Tele-
Communications, Inc.

                              LIBERTY/FOX ARC L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                       CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 1996
                                  (UNAUDITED)

                              LIBERTY/FOX ARC L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEET

                         DECEMBER 31, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       1996
                                                                    (UNAUDITED)
                                                                    -----------
                              ASSETS
Current Assets:
  Cash and cash equivalents........................................  $ 11,275
  Trade and other receivables, net of allowance for doubtful
   accounts of $527 (unaudited) at December 31, 1996...............    39,379
  Prepaid expenses and other current assets........................     1,172
  Current portion of long-term note receivable.....................       800
                                                                     --------
    Total current assets...........................................    52,626
Property and equipment, net........................................    11,779
Investments in affiliates..........................................     8,223
Notes receivable...................................................     5,200
Excess cost, net...................................................    67,016
Other assets.......................................................     1,810
                                                                     --------
    Total Assets...................................................  $146,654
                                                                     ========
                 LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............................  $ 23,434
  Program rights payable...........................................     6,487
  Unearned revenue.................................................     4,697
  Current portion of lease payable.................................       104
                                                                     --------
    Total current liabilities......................................    34,722
Long-term debt.....................................................    10,000
Long-term lease payable, excluding current portion.................       229
Minority interest..................................................     2,740
Commitments and contingencies......................................
Partners' equity...................................................    98,963
                                                                     --------
    Total Liabilities and Partners' Equity.........................  $146,654
                                                                     ========

The accompanying notes are an integral part of this consolidated balance sheet.

                              LIBERTY/FOX ARC L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (APRIL 30, 1996) TO DECEMBER 31, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    APRIL 30 TO
                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
Revenue:
  Programming......................................................   $27,895
  Advertising......................................................     9,598
  Infomercial......................................................     1,763
  Direct broadcast.................................................    57,319
  Other............................................................    10,956
                                                                      -------
                                                                      107,531
                                                                      -------
Expenses:
  Operating........................................................    73,074
  General and administrative.......................................     7,171
  Depreciation and amortization....................................     2,407
                                                                      -------
                                                                       82,652
                                                                      -------
Operating Income...................................................    24,879
                                                                      -------
Other (income) expense:
  Interest, net....................................................       267
  Loss on sale of assets...........................................        34
  Equity income of affiliates, net.................................    (1,148)
  Other............................................................       211
  Minority interest................................................     1,468
                                                                      -------
                                                                          832
                                                                      -------
Net Income.........................................................   $24,047
                                                                      =======



   The accompanying notes are an integral part of this consolidated financial statement.

                              LIBERTY/FOX ARC L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                       STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (APRIL 30, 1996) TO DECEMBER 31, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            FOX REGIONAL
                                      NEW LMC   FOX SPORTS     SPORTS
                                     ARC, INC.   NET, LLC   MEMBER, INC.
                                    (UNAUDITED) (UNAUDITED) (UNAUDITED)   TOTAL
                                    ----------- ----------- ------------ -------
BALANCE, APRIL 30, 1996............   $1,289      $73,626       $  1     $74,916
  Net income.......................      241       23,565        241      24,047
                                      ------      -------       ----     -------
BALANCE, DECEMBER 31, 1996.........   $1,530      $97,191       $242     $98,963
                                      ======      =======       ====     =======



   The accompanying notes are an integral part of this consolidated financial statement.

                              LIBERTY/FOX ARC L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (APRIL 30, 1996) TO DECEMBER 31, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   APRIL 30 TO
                                                                   DECEMBER 31,
                                                                       1996
                                                                   (UNAUDITED)
                                                                   ------------
Cash flows from operating activities:
  Net income......................................................   $ 24,047
  Adjustments to reconcile net income to net cash provided by operating activities:
    Bad debt expense .............................................        240
    Depreciation and amortization.................................      2,407
    Loss on sale of assets........................................         34
    Equity income of affiliates...................................     (1,148)
    Minority interest.............................................      1,468
  Changes in operating assets and liabilities:
    Trade and other receivables...................................     (7,983)
    Prepaid program rights........................................        278
    Prepaid expenses and other current assets.....................        889
    Other assets..................................................         49
    Accounts payable and accrued expenses.........................    (14,290)
    Program rights payable........................................      4,422
    Unearned revenue..............................................       (733)
                                                                     --------
      Net cash provided by operating activities...................      9,680
                                                                     --------
Cash flows from investing activities:
  Purchases of property and equipment.............................     (1,886)
  Note receivable issued to third parties.........................     (4,381)
  Distribution from affiliates....................................      4,759
  Additional investment in affiliates.............................     (1,160)
  Advances to related parties.....................................    (18,608)
  Advances from related parties...................................     35,569
                                                                     --------
      Net cash provided by operating activities...................     14,293
                                                                     --------
Cash flows from financing activities:
  Repayment of long-term debt.....................................    (22,275)
  Principal payments on capital lease obligations.................        (71)
  Cash overdraft, included in accounts payable....................      3,529
                                                                     --------
      Net cash used in financing activities.......................    (18,817)
                                                                     --------
Net increase in cash and cash equivalents.........................      5,156
Cash and cash equivalents, at inception...........................      6,119
                                                                     --------
Cash and cash equivalents, end of year............................   $ 11,275
                                                                     ========

   The accompanying notes are an integral part of this consolidated financial statement.

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
  (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)

1. ORGANIZATION

  On April 30, 1996, Liberty/Fox ARC L.P. (the "Partnership"), a Delaware limited partnership, was formed to own and operate programming services featuring predominantly sports and sports related programming.

  The partnership interests for the Partnership as of December 31, 1996 are as follows:

                                                            PARTNERSHIP INTEREST
                                                            --------------------
      Fox Sports Net, LLC..................................         98%(l.p.)
      Fox Regional Sports Member, Inc. ....................          1%(1.p.)
      New LMC ARC, Inc. ...................................          1%(g.p.)

  Fox/Liberty Networks, LLC, a Delaware limited liability company, through its subsidiary Fox Sports Net, LLC, and New LMC ARC, Inc., a Delaware corporation, each contributed interests in Affiliated Regional Communications, Ltd., a Colorado limited partnership, and Rocky Mountain Prime Sports Network, a Colorado general partnership. Fox Regional Sports Member, Inc. contributed cash.

  The Partnership provides television sports programming services, sells advertising time in its programming, provides management services to other sports networks, and provides technical services to other networks.

2. SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The accompanying consolidated financial statements include the operations of the Partnership and its domestic majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (b) Cash Equivalents

  Cash equivalents consist of short-term investments with an original maturity of less than 90 days.

 (c) Program Rights

  The Partnership has multi-year contracts for broadcast rights of sporting events. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when the programs of sporting events are available for broadcast. Program rights which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season are amortized over the term of the season on a straight-line basis. At the inception of these contracts and periodically thereafter, the Partnership evaluates the recoverability of the costs associated therewith against the advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

 (d) Property and Equipment

  Property and equipment are stated at cost, which include acquisition costs allocated to tangible assets acquired. Depreciation and amortization for financial statement purposes are provided using the straight-line method over an estimated useful life of five to ten years.

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


 (e) Excess Cost

  Excess cost represents the difference between the costs of acquiring programming entities and amounts assigned to their tangible assets. Such amounts are amortized on a straight-line basis over 40 years. Amortization expense for the period from inception (April 30, 1996) to December 31, 1996 was $1,468 (Unaudited).

  The Partnership continually reevaluates the propriety of the carrying amount of its intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Partnership's projection of undiscounted operating income before interest over the remaining lives of the related intangible assets. Based on its review, the Partnership believes that no significant impairment of the intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

 (f) Income Taxes

  No provision has been made for income tax expense or benefit in the accompanying consolidated financial statements as the income or losses of the Partnership are reported in the respective income tax returns of the partners.

 (g) Allocation of Partnership of Net Income or Net Losses

  Income or losses from the Partnership are allocated to the partners in accordance with their respective profit interests.

 (h) Investments in Affiliates

  Investments in affiliates are accounted for under the equity method. Under this method, the investment originally recorded at cost is adjusted to recognize the Partnership's share of net income or losses of the affiliate as they occur, rather than as dividends or other distributions are received, limited to the extent of the Partnership's investment, advances to and guarantees on behalf of the investee. The Partnership's share of net income or losses of affiliates includes the amortization of excess cost.

 (i) Revenue

  Revenue from programming represents monthly subscriber fees received from cable system operations and is recognized as earned. Advertising revenue is recognized as earned. The Partnership has sold advance subscriptions to its direct broadcast satellite customers. Such amounts are amortized to revenue in the month such revenue is earned.

  Network support revenue is received from related parties for network, traffic, and master control operation services provided by the Partnership. Such revenue is recognized as earned.

 (j) Nonmonetary Transactions

  The Partnership trades commercial advertising sports in return for other services, primarily programming. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $2,322 (Unaudited) in both advertising revenue and programming expenses during the period from inception (April 30, 1996) to December 31, 1996.

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


 (k) Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

 (l) Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement from inception (April 30, 1996). The adoption of the statement did not have any material impact on the Partnership's financial statements.

3. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest for the period from inception (April 30, 1996) to December 31, 1996 was $983 (Unaudited).

4. RELATED PARTY TRANSACTIONS

  For the period from inception (April 30, 1996) to December 31, 1996 the Partnership recognized the following revenue and expenses as a result of arms-length transactions with related parties:

                                                                    APRIL 30 TO
                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      Revenue:
        Programming...............................................    $13,117
        Network support, which is included in other revenue on the
         statement of operations..................................      2,456
      Expenses:
        Interest expense..........................................         32
        DBS.......................................................        546
        Production................................................         24
        Advertising commissions...................................        974
        Programming fees..........................................      1,735

  At December 31, 1996, trade and other receivables include approximately $4,072 (Unaudited) for programming revenue from related parties of the partners and $10,994 (Unaudited) for amounts due from affiliates for payroll and other general and administrative costs incurred on behalf of the affiliates.

  In addition, trade and other receivables also include a $750 (Unaudited) note receivable and approximately $150 (Unaudited) in related interest from a general partner at December 31, 1996. This note receivable bears interest at
8.5 percent (Unaudited) and is due on demand.

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


5. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1996 consisted of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      Leasehold improvements.......................................   $ 2,823
      Studio and production equipment..............................    11,704
      Earth station and gathering equipment........................     1,099
      Vehicles.....................................................       829
      Office equipment.............................................     5,285
                                                                      -------
                                                                       21,740
      Accumulated depreciation.....................................    (9,961)
                                                                      -------
                                                                      $11,779
                                                                      =======

6. INVESTMENTS IN AFFILIATES

  The following table reflects the carrying value of the Partnership's investments, accounted for under the equity method, including related receivables and the Partnership's equity in income (losses) of each of these affiliates as of, and for the period from inception (April 30, 1996) to December 31, 1996 (Unaudited):

                                             OWNERSHIP  CARRYING     EQUITY IN
   ENTITY                                    PERCENTAGE  VALUE    INCOME (LOSSES)
   ------                                    ---------- --------  ---------------
   Sunshine Network Joint Venture..........     49.0%   $ 3,877       $ 1,306
   Prime Sports Network--Upper Midwest
    Joint Venture..........................     33.0%       268             5
   Home Team Sports Limited Partnership....     34.3%     3,327           699
   Prime Sports Channel Prism Associates...     33.3%     1,691           869
   Prime Sports Channel Network Associates.     50.0%    (1,782)       (1,953)
   Rocky Mountain Mobile TV................     33.3%       842           222
                                                        -------       -------
                                                        $ 8,223       $ 1,148
                                                        =======       =======

  The Partnership's investment in Sunshine Network Joint Venture exceeded its equity in the underlying net assets by a total of $6,691 (Unaudited) at December 31, 1996. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated $67 (Unaudited) for the period from inception (April 30, 1996) to December 31, 1996 and is included in the Partnership's share of equity in income of affiliates.

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


7. NOTE RECEIVABLE

  At June 10, 1996, the Partnership had a note receivable of $6,000 (Unaudited) from Lighting Partners, Ltd. due in 2002. The interest rate on the note is the 90-day London Interbank Offered Rate plus 1.5 percent (Unaudited). Annual maturities of the note for each of the next five years are as follows:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      1997.........................................................    $  800
      1998.........................................................       800
      1999.........................................................       800
      2000.........................................................       800
      2001.........................................................     1,800
      Thereafter...................................................     1,000
                                                                       ------
        Total......................................................    $6,000
                                                                       ======

8. EXCESS COSTS

  Excess costs at December 31, 1996 are summarized as follows:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
Excess cost........................................................   $121,468
Accumulated amortization...........................................    (54,452)
                                                                      --------
                                                                      $ 67,016
                                                                      ========

9. DEBT

  ARC Holding, Ltd., a wholly-owned subsidiary of the Partnership ("Holding"), is a party to a credit agreement, as amended, that provides for $35,555 (Unaudited) of borrowings at December 31, 1996. Borrowings bear interest at the agent bank's base rate, the London Interbank Offered Rate, a CD rate or a combination thereof as selected by Holding plus a margin depending on Holding's ratio of total debt to cash flow (as defined). The effective interest rate at December 31, 1996 was 6.45 percent (Unaudited). Beginning June 30, 1995, and quarterly thereafter through December 31, 2000, the commitment amount is reduced in equal quarterly amounts. Holding must pay an annual commitment fee of .375 percent of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of Holding, including affiliate interests, and the stock and assets of its existing and future subsidiaries.

  The credit agreement contains certain provisions which limit Holding as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, Holding must attain certain specified financial ratios. Holding was in compliance with the debt covenants as of December 31, 1996 (Unaudited).

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


  Annual maturities of debt for each of the next five years are as follows:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      1997.........................................................   $   --
      1998.........................................................       --
      1999.........................................................     2,345
      2000.........................................................     7,655
      2001.........................................................       --
                                                                      -------
        Total......................................................   $10,000
                                                                      =======

10. COMMITMENTS AND CONTINGENCIES

 (a) Leases

  The Partnership leases transponders, office facilities, equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2001.

  Future minimum payments by year under noncancelable operating leases with a term of one year or more consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      1997.........................................................   $ 7,095
      1998.........................................................     7,733
      1999.........................................................     7,273
      2000.........................................................     5,114
      2001.........................................................       690
                                                                      -------
        Total minimum lease payments...............................   $27,905
                                                                      =======

  The Partnership has a capital lease related to equipment, which expires in 1999.

  Future minimum payments by year under the capital lease consist of the following:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      1997.........................................................     $104
      1998.........................................................      114
      1999.........................................................      115
                                                                        ----
        Total minimum lease payments...............................     $333
                                                                        ====

  Total lease expense was approximately $2,012 (Unaudited) for the period from inception (April 30, 1996) to December 31, 1996.

                             LIBERTY/FOX ARC L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (INFORMATION AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 IS UNAUDITED)

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)


 (b) Long-term Sports Program Rights Contracts

  The Partnership has long-term sports program rights contracts which require payments through 2001. Future minimum payments by year are as follows:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      1997.........................................................   $25,780
      1998.........................................................    24,559
      1999.........................................................    21,658
      2000.........................................................    13,365
      2001.........................................................     4,566
                                                                      -------
        Total minimum program rights payments......................   $89,928
                                                                      =======

  The Partnership has guaranteed obligations of certain equity affiliates under program rights agreements of:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    (UNAUDITED)
                                                                    ------------
      1997.........................................................    $3,598
      1998.........................................................     2,857
                                                                       ------
        Total guaranteed obligations...............................    $6,455
                                                                       ======

 (c) Litigation

  The Partnership and its affiliates are parties to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Partnership cannot be predicted with certainty, management expects that such liability will not have a material adverse effect on the operating results or financial position of the Partnership.

11. SUBSEQUENT EVENT

  In March 1997, the partnership paid $40,000 (Unaudited) to Group W to purchase the 12.78% partnership interest in ARC.

  The Partnership amended the credit agreement in March 1997, and June 1997, which increased the borrowings ceiling to $75,000 (Unaudited). The Company repaid the outstanding principal balance on September 12, 1997.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                   PERIOD FROM DECEMBER 18, 1997 (INCEPTION)
                              TO DECEMBER 31, 1997

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         INDEPENDENT AUDITORS' REPORT

The Partners
Regional Programming Partners

  We have audited the accompanying consolidated balance sheet of Regional Programming Partners and subsidiaries as of December 31, 1997, and the related consolidated statements of income, partners' capital and cash flows for the period from December 18, 1997 (Inception) to December 31, 1997. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Programming Partners and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the period from December 18, 1997 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

March 20, 1998
Jericho, New York

                         REGIONAL PROGRAMMING PARTNERS

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                               ASSETS
Current assets:
  Cash and cash equivalents......................................... $  402,978
  Trade accounts receivable (less allowance for doubtful accounts of
   $9,943)..........................................................     93,568
  Trade accounts receivable-affiliates..............................     26,674
  Notes and other receivables.......................................      4,082
  Inventory.........................................................      3,486
  Prepaid expenses and other current assets.........................     34,497
                                                                     ----------
    Total current assets............................................    565,285
  Notes receivable..................................................     44,085
  Property and equipment, net.......................................    245,395
  Investments in affiliates.........................................      8,410
  Other assets......................................................      7,163
  Deferred financing costs, net of accumulated amortization of $826.     22,453
  Intangible assets, net of accumulated amortization of $149,695....  1,434,388
                                                                     ----------
                                                                     $2,327,179
                                                                     ==========
                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable.................................................. $   21,532
  Accrued expenses..................................................     60,356
  Accrued payroll and related benefits..............................     49,393
  Deferred revenue..................................................    104,347
  Accounts payable-affiliates,net...................................      7,338
  Contractual rights obligations....................................      6,776
                                                                     ----------
    Total current liabilities.......................................    249,742
  Long-term debt....................................................    380,000
  Deferred compensation.............................................     11,079
  Contractual rights obligations....................................    153,317
  Other liabilities.................................................     44,485
  Minority interest.................................................    129,495
                                                                     ----------
Total liabilities...................................................    968,118
Commitments and contingencies
  Partners' capital.................................................  1,359,061
                                                                     ----------
                                                                     $2,327,179
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                         REGIONAL PROGRAMMING PARTNERS

                        CONSOLIDATED STATEMENT OF INCOME

         PERIOD FROM DECEMBER 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

   Revenues, net (including affiliate amounts of $3,305).............. $56,957
   Operating expenses:
     Technical (including affiliate amounts of $529)..................  32,091
     Selling, general and administrative (including affiliate amounts
      of $295)........................................................   9,472
     Depreciation and amortization....................................   3,884
                                                                       -------
                                                                        45,447
                                                                       -------
     Operating income.................................................  11,510
                                                                       -------
   Other income (expense):
     Share of affiliates' net loss....................................    (359)
     Interest income..................................................     973
     Interest expense.................................................  (1,395)
     Write-off of deferred financing fees.............................  (6,538)
     Minority interest................................................    (561)
     Miscellaneous, net...............................................  (1,520)
                                                                       -------
                                                                        (9,400)
                                                                       -------
     Net income....................................................... $ 2,110
                                                                       =======


          See accompanying notes to consolidated financial statements.

                         REGIONAL PROGRAMMING PARTNERS

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

         PERIOD FROM DECEMBER 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                   RMHI      FOX       TOTAL
                                                 -------- ---------  ----------
Balance, December 18, 1997...................... $    --  $     --   $      --
  Net assets contributed........................  506,951       --      506,951
  Capital contributions.........................      --    850,000     850,000
  Adjustment of partnership capital.............  307,220  (307,220)        --
  Net income....................................    1,266       844       2,110
                                                 -------- ---------  ----------
Balance, December 31, 1997...................... $815,437 $ 543,624  $1,359,061
                                                 ======== =========  ==========



          See accompanying notes to consolidated financial statements.

                         REGIONAL PROGRAMMING PARTNERS

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         PERIOD FROM DECEMBER 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net income......................................................... $  2,110
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization....................................    3,884
    Share of affiliates net loss.....................................      359
    Minority interest................................................      561
    Write off of deferred financing costs............................    6,538
    Amortization of deferred costs and other liabilities.............     (195)
    Changes in assets and liabilities:
     Trade accounts receivable.......................................    6,160
     Trade accounts receivable--affiliates...........................   (7,072)
     Notes and other receivables.....................................      232
     Prepaid expenses and other current assets.......................     (641)
     Accounts payable and accrued liabilities........................   35,189
     Deferred revenue................................................  (39,377)
     Accounts payable--affiliates....................................   (8,770)
                                                                      --------
      Net cash used in operating activities..........................   (1,022)
                                                                      --------
Cash flows from financing activities:
  Debt repayments.................................................... (812,000)
  Proceeds from debt.................................................  366,000
  Cash capital contributions from partners...........................  850,000
                                                                      --------
      Net cash provided by financing activities......................  404,000
                                                                      --------
Net increase in cash and cash equivalents............................  402,978
Cash and cash equivalents at beginning of period.....................      --
                                                                      --------
Cash and cash equivalents at end of year............................. $402,978
                                                                      ========


          See accompanying notes to consolidated financial statements.

                         REGIONAL PROGRAMMING PARTNERS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

1. THE PARTNERSHIP AND NATURE OF OPERATIONS

  Regional Programming Partners (the "Partnership") is a general partnership organized as of December 18, 1997, under the provisions of the New York State Partnership Law. In exchange for a 60% interest in the Partnership issued to a subsidiary of Rainbow Media Holdings, Inc. ("RMHI"), affiliates of RMHI, through various indirect transfers, contributed to the Partnership their interests in Madison Square Garden, L.P. ("MSG"), six additional regional sports networks, and Metro Channel LLC. MSG is a sports and entertainment company that owns and operates the Madison Square Garden arena and the adjoining Theater at MSG, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the Madison Square Garden Network, SportsChannel New York and Radio City Productions. The regional sports networks in which the Partnership owns interests provide regional sports programming to the New York, New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas. Metro Channel LLC is currently developing networks which will provide regional and local sports, news and educational programming. A subsidiary of Fox/Liberty Networks, LLC ("Fox") contributed $850,000 in cash to the Partnership in exchange for a 40% interest in the Partnership.

  RMHI is a 75% owned subsidiary of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) ("CSC") and Fox is a joint venture between subsidiaries of The News Corporation Limited and Liberty Media Corporation ("Liberty"). A subsidiary of RMHI is the managing partner of the Partnership. Summary financial information (at historical cost) for the net assets contributed to the Partnership by affiliates of RMHI is as follows:

   Current assets................................................... $  138,086
   Other assets.....................................................    316,997
   Intangible assets, net...........................................  1,437,338
   Current liabilities..............................................   (259,400)
   Bank debt........................................................   (826,000)
   Other liabilities................................................   (209,136)
   Minority interest................................................    (90,934)
                                                                     ----------
                                                                     $  506,951
                                                                     ==========

  In order to align the partners' capital accounts to balances in accordance with their ownership percentages after the initial contributions, an adjustment was made to transfer $307,220 from Fox's capital account to RMHI's capital account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and its majority-owned partnership interests. The Partnership's interests in less than majority-owned entities are carried on the equity method. All significant intercompany transactions and balances are eliminated in consolidation. Minority interest represents ITT Corporation's ("ITT") share of net equity of MSG.

 Revenue Recognition

  The Partnership derives revenues principally from programming services provided by its cable television networks, ticket sales and distributions of league-wide revenue from its sports teams, and advertising and event sponsorships related to the MSG arena. Programming revenue is recognized as services are provided to cable television systems. Network advertising revenue is recognized as commercials are telecast. Ticket sales and league-wide revenue are recognized as each team plays its games. Revenues from the sale of advertising in the form of signage and license fees from rental of MSG's luxury suites are recognized ratably over the term of the respective agreements. Event-related revenues are recognized as the underlying event occurs.

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)


 Long-Lived Assets

  Property and equipment are carried at cost and depreciated on the straight-line basis over the estimated useful lives of the assets or, with respect to leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives.

  The Partnership reviews its long-lived assets (property and equipment, and intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

 Income Taxes

  The Partnership operates as a general partnership; accordingly, its taxable income or loss is included in the tax returns of the individual partners and no provision for income taxes is made by the Partnership.

 Cash Equivalents

  The Partnership considers temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. There was no cash paid for interest during the period from December 18, 1997 (Inception) to December 31, 1997. On December 31, 1997, ITT made a capital contribution to MSG of transportation equipment valued at $38,000.

 Contractual Rights Obligations

  Contractual rights obligations represent the remaining reserves established in prior periods on unfavorable contracts. Such reserves are being amortized to technical expense over the life of the contracts.

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3. NOTES RECEIVABLE

  Notes receivable includes a $40,000 loan made by Garden Programming, Inc. ("Garden Programming"), a wholly owned subsidiary of MSG, to a broadcast content provider entered into on July 11, 1997. The loan matures on November 1, 2011, and bears interest at a rate which approximates MSG's borrowing rate. The loan is secured by certain assets of the borrower and a guarantee by an affiliate of the borrower.

4. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1997, consist of the following:

                                                                     ESTIMATED
                                                                   USEFUL LIVES
                                                                   -------------
   Land.................................................. $ 22,746
   Building..............................................  115,476      23 years
   Program, service and test equipment...................    9,346  2 to 9 years
   Microwave and other equipment.........................    7,323  2 to 9 years
   Furniture and fixtures................................   87,046  1 to 8 years
   Leased assets and leasehold improvements..............   11,793 Life of lease
   Transportation equipment..............................   38,525 5 to 15 years
                                                          --------
   Less accumulated depreciation.........................   46,860
                                                          --------
                                                          $245,395
                                                          ========

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)


5. INTANGIBLE ASSETS

  At December 31, 1997, intangible assets consist of the following:

   Player contracts, net of accumulated amortization of $74,747..... $  112,420
   Franchises, broadcast rights and affiliation agreements, net of
    accumulated amortization of $5,991..............................    198,918
   Excess costs over fair value of net assets acquired, net of accumulated amortization of $68,957.............................  1,123,050
                                                                     ----------
                                                                     $1,434,388
                                                                     ==========

  Player contracts, which represent the value assigned to the total compliment of players included on the professional hockey and basketball teams, are amortized over a six-year period on the straight-line basis. Costs incurred to acquire individual players, including signing bonuses, are amortized over the contract period of the respective player.

  Franchises, broadcast rights and affiliation agreements represent the value assigned to MSG's professional hockey and basketball franchises, telecast rights to certain sporting events and agreements with cable systems to carry a certain programming service of the Partnership. These assets are being amortized over a weighted average period of approximately thirty one years on the straight-line basis.

  Excess costs over the fair value of net assets acquired resulting from RMHI's pre-inception purchases of interests in MSG, Radio City Productions and a sports network are being amortized over a weighted average period of approximately thirty seven years on a straight-line basis.

6. ACCRUED EXPENSES

  Included in accrued expenses at December 31, 1997 are the following:

   Production and programming costs.................................... $22,944
   Litigation reserves.................................................  15,112
   Other...............................................................  22,300
                                                                        -------
   Total............................................................... $60,356
                                                                        =======

7. LONG-TERM DEBT

  Long-term debt at December 31, 1997, consists of borrowings made by MSG as follows:

   MSG Credit Facility:
     Due December 31, 2004............................................ $360,000
   Garden Programming Promissory Notes:
     Due July 11, 2002................................................   20,000
                                                                       --------
   Total.............................................................. $380,000
                                                                       ========

  MSG's initial credit facility with various lending institutions consisted of a $650 million term loan (the "Term Loan") and a $200 million revolving facility (the "Revolver") which expires on December 31, 2004. On December 10, 1997, MSG amended the credit facility whereby MSG may borrow principal amounts up to $500 million under the Revolver (the "Amended Credit Facility"). On December 18, 1997, MSG prepaid the Term Loan portion of the credit facility, without penalty. Loans under the Amended Credit Facility bear interest at current market rates plus a margin (6.785% at December 31, 1997) based on MSG's consolidated leverage

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)

ratio. Borrowings outstanding as of December 31, 1997 of $360,000 are classified as long term debt. MSG may prepay outstanding loans or reduce the unutilized commitment at any time. MSG is required to pay a fee based on the unutilized commitment. The unutilized commitment as of December 31, 1997, was $131,392. The carrying amount of the debt approximates fair value.

  Deferred financing costs of $6,538 associated with the Term Loan were expensed and the portion related to the Revolver of approximately $10,743 is being amortized over the term of the Amended Credit Facility.

  The Amended Credit Facility contains certain covenants and restrictions including the maintenance of certain financial ratios. MSG was in compliance with these covenants and restrictions as of December 31, 1997.

  Additionally, Garden Programming borrowed $20,000 under promissory notes with various lending institutions (the "Promissory Notes"). The Promissory Notes bear interest at a margin above LIBOR (7.85% at December 31, 1997). These funds were used to partially finance a $40,000 secured loan to a broadcast content provider (see Note 3).

  MSG is party to letters of credit totaling $8,608 as of December 31, 1997, which have been issued against the Revolver to guarantee certain insurance and other operating activities. Management does not expect performance to be required.

8. LEASES

  The Partnership has various long term noncancelable operating lease agreements with nonaffiliates for office space and practice facilities for its professional sports teams which expire at various dates through 2023. The leases generally provide for fixed annual rentals plus certain other costs. Rent expense for the period from December 18, 1997 (Inception) to December 31, 1997 approximated $275. The following is a schedule of future minimum payments for these operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:

   YEAR ENDING
   DECEMBER 31,
   ------------
    1998.............................................................. $  8,444
    1999..............................................................   18,129
    2000..............................................................   16,846
    2001..............................................................   15,421
    2002..............................................................   16,715
    Thereafter........................................................  283,544
                                                                       --------
   Total minimum lease payments....................................... $359,099
                                                                       ========

9. AFFILIATE TRANSACTIONS

  The Partnership distributes certain programming to the cable television industry under contracts called affiliation agreements. For the period December 18, 1997 (Inception) to December 31, 1997, approximately $3,305 was earned under affiliation agreements with companies owned or managed by affiliates of the partners in the Partnership.

  National Sports Partners, which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, provides certain programming to the Partnership. The Partnership was charged approximately $130 for the period from December 18, 1997 (Inception) to December 31, 1997, for this programming.

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)

  Rainbow Network Communications, an affiliate of the Partnership, provides certain transmission and production services to the Partnership. The Partnership was charged approximately $263 for the period from December 18, 1997 (Inception) to December 31, 1997, for these services.

  RMHI and certain of its subsidiaries provide the Partnership with certain administrative, computer, and creative services. The Partnership was charged approximately $295 for the period from December 18, 1997 (Inception) to December 31, 1997, for such services.

  The Partnership has an arrangement with National Advertising Partners ("NAP"), which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, to provide national advertising services to the Partnership in exchange for a fee of 15% of the gross revenue, net of agency commissions, from advertising sold by this partnership. Fees charged by NAP on advertising revenues amounted to approximately $136 for the period from December 18, 1997 (Inception) to December 31, 1997.

  The Partnership has non-majority ownership interests in several regional sports networks as follows: 50% interest in SportsChannel Chicago Associates, 50% interest in SportsChannel Pacific Associates and a 30% interest in SportsChannel Florida Associates. The Partnership's investments in these entities are accounted for on the equity method of accounting. Accordingly, the Partnership recorded a loss of $359 representing its percentage interests in the results of operations of these entities for the period from December 18, 1997 (Inception) to December 31, 1997.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

  CSC maintains a pension plan and 401(k) savings plan (collectively, the "Plan") for each of the regional sports networks and the Metro Channel pursuant to which the Partnership contributes 1 1/2% of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan and an equivalent amount to the Section 401(k) portion of the Plan. The Partnership also makes matching contributions for employee voluntary contributions to the 401(k) portion of the Plan. The cost associated with the Plan was approximately $7 for the period from December 18, 1997 (Inception) to December 31, 1997.

  MSG sponsors several non-contributory pension plans covering the Partnerships non-union employees and certain union employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. MSG's funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Plan assets are invested in common stocks, bonds, United States government securities and cash.

  Components of MSG's net periodic pension cost for defined benefit plans for the period from December 18, 1997 (Inception) to December 31, 1997, are as follows:

   Service cost........................................................... $ 52
   Interest cost..........................................................   63
   Actual return on plan assets...........................................  (78)
   Net amortization and deferral..........................................   25
                                                                           ----
   Net periodic pension cost.............................................. $ 62
                                                                           ====

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)


  The funded status and the amounts recorded for the defined pension plans at December 31, 1997, were as follows:

   Plan assets at fair value......................................... $ 17,173
   Projected benefit obligation......................................  (25,518)
                                                                      --------
   Plan assets less than projected benefit obligation................   (8,345)
   Unrecognized net loss.............................................      516
   Unrecognized prior service cost...................................       33
                                                                      --------
   Accrued pension liability......................................... $ (7,796)
                                                                      ========
   Accumulated benefit obligation.................................... $ 18,777
                                                                      ========
   Vested benefit obligation......................................... $ 16,947
                                                                      ========

  Assumptions used to determine pension costs and the projected benefit obligation are as follows:

   Discount rate.........................................................  7.25%
   Rate of return on plan assets......................................... 10.00%
   Rate of increase in future compensation levels........................  5.00%

  A discount rate of 7.5% was used to determine pension costs from December 18, 1997 (Inception) to December 31, 1997.

  In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the period from December 18, 1997 (Inception) to December 31, 1997 was approximately $63.

  MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain non-union employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments.

  Components of MSG's cost for postretirement benefits for the period from December 18, 1997 (Inception) to December 31, 1997, are as follows:

   Service cost............................................................ $ 6
   Interest cost...........................................................   6
   Amortization of unrecognized prior service benefit......................  (7)
                                                                            ---
   Periodic postretirement benefit cost.................................... $ 5
                                                                            ===

  Components of the liability recognized as of December 31, 1997, with respect to the MSG sponsored welfare plans are as follows:

   Current retirees..................................................... $  761
   Eligible active participants.........................................    309
   Other active participants............................................  1,376
                                                                         ------
   Accumulated postretirement benefit obligation........................  2,446
   Unrecognized prior service benefit...................................  3,225
   Unrecognized net gain................................................    365
                                                                         ------
   Accrued postretirement benefit obligation............................ $6,036
                                                                         ======

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)


  The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1997. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation was 7% for 1997, decreasing to an ultimate rate of 5% by the year 2004. If the health care cost trend assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1997, would be increased by approximately 14%. The effect of this change on the estimated aggregate of service and interest cost for the period from December 18, 1997 (Inception) to December 31,1997, would be an increase of 24%.

  In 1996, MSG amended its postretirement health care programs, principally to reflect a change from a traditional reimbursement program to a managed care program. These amendments resulted in a reduction of MSG's accumulated postretirement benefit obligation, which created an unrecognized prior service benefit. The unrecognized service benefit is being amortized over approximately 17 years.

  MSG contributes to multiemployer plans which provide health and welfare benefits to active as well as retired employees. MSG incurred costs of $116 related to those plans for the period from December 18, 1997 (Inception) to December 31, 1997.

11. COMMITMENTS

  Subsidiaries of the Partnership have entered into long-term agreements with several professional sports teams and others which provide such subsidiaries, among other things, exclusive pay telecast rights to certain live sporting events and obligate such subsidiaries to make minimum contractual payments when the events are provided for telecast. Certain of these contracts provide for payments which are guaranteed. MSG also has employment agreements with players and coaches of its professional sports teams. Certain of these contracts provide for payments which are guaranteed regardless of employee injury or termination. MSG has obtained disability insurance on certain players which provide benefits payable to MSG in the event of injury. The approximate aggregate minimum contractual payments under these agreements as of December 31, 1997, are as follows:

   YEARS ENDING
   DECEMBER 31,
   ------------
   1998.............................................................. $  213,131
   1999..............................................................    193,414
   2000..............................................................    163,735
   2001..............................................................    108,007
   2002..............................................................     80,842
   Thereafter........................................................  1,029,489
                                                                      ----------
                                                                      $1,788,618
                                                                      ==========

12. CONTINGENCIES

  The Partnership is a party to various lawsuits arising out of the ordinary conduct of its business. Management believes that the final outcome of these matters will not have a material adverse effect on the financial position of the Partnership.

  ITT has the right to require CSC to repurchase one-half of ITT's remaining interest in MSG on June 17, 1998 for $94,000, and its remaining interest in MSG on June 17, 1999 for $94,000 (the "ITT Put Options"). On March 9, 1998, ITT notified CSC of its intention to exercise the first option. CSC may satisfy its obligations

                         REGIONAL PROGRAMMING PARTNERS

                            (DOLLARS IN THOUSANDS)

under the ITT Put Options by requiring MSG to redeem ITT's interests in cash. CSC has the right on June 17, 2000, if ITT does not exercise the ITT Put Options in full, to purchase ITT's remaining interests for the greater of the then fair value of ITT's interest or the amount that ITT would have received had it exercised the ITT Put Options (the "CSC Call"). If the CSC Call expires unexercised, ITT's interest in MSG will increase, causing a reduction in the Partnership's interest in MSG.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Partnership's financial instruments principally consist of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and contractual rights obligations. For all instruments other than notes receivable, long-term debt and contractual rights obligations, the carrying value of the instruments approximate their fair value due to their short maturities. For notes receivable, long-term debt and contractual rights obligations, carrying value approximates fair value as the underlying instruments earn or bear interest at rates which approximate market rates for the same or similar instruments.

14. SUBSEQUENT EVENT

  On January 14, 1998, MediaOne Inc. exercised an option to acquire 50% of SportsChannel New England Limited Partnership, and a partnership agreement is currently being negotiated.

                           FOX/LIBERTY NETWORKS, LLC

                 CONDENSED FINANCIAL STATEMENTS OF THE COMPANY
           WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To The Shareholders of Fox/Liberty Networks, LLC:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of FOX/LIBERTY NETWORKS, LLC (the "Company") included elsewhere in this registration statement and have issued our report thereon dated February 20, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
February 20, 1998

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                           ASSETS
Investments in subsidiaries.................................. $152,271 $230,728
                                                              -------- --------
  Total Assets............................................... $152,271 $230,728
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' Equity......................................... $152,271 $230,728
                                                              -------- --------
  Total Liabilities and Shareholders' Equity................. $152,271 $230,728
                                                              ======== ========

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

             SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF OPERATIONS

                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED  APRIL 30 TO
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
Equity in loss of subsidiaries........................   $(78,457)   $(117,149)
                                                         --------    ---------
Net loss..............................................   $(78,457)   $(117,149)
                                                         ========    =========

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF CASH FLOWS

                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED  APRIL 30 TO
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
Cash flows from operating activities:
  Net loss............................................   $(78,457)   $(117,149)
    Equity in loss of subsidiaries....................     78,457      117,149
                                                         --------    ---------
      Net cash provided by operating activities.......        --           --
                                                         --------    ---------
Cash and cash equivalents, from inception.............        --           --
                                                         --------    ---------
Cash and cash equivalents, end of year................   $    --     $     --
                                                         ========    =========
Cash dividends paid to the Company by subsidiaries....   $    --     $     --
                                                         ========    =========