Form 10-Q
period 1998-03-31
FOX LIBERTY NETWORKS LLC
filed 1998-05-15
CIK 1048002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       or

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM          to           .

                         COMMISSION FILE NO. 333-38689

                               -----------------

                           FOX/LIBERTY NETWORKS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                             95-4577574
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)



             1440 SOUTH SEPULVEDA BOULEVARD, LOS ANGELES, CA 90025
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 444-8123



                               -----------------



  Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.


                                 Yes  X     No
                                     ---      ---

================================================================================

  In addition to historical information, this report contains forward-looking statements which are subject to risks and uncertainties, including those that are discussed in this report. Accordingly, the Company's actual results could differ materially from those anticipated in such forward-looking statements.


                                     PART I
                             FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                            MARCH 31,      DECEMBER 31,
                                                                                               1998            1997
                                                                                          --------------   ------------
                                                                                           (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents............................................................      $    8,851     $   49,560
  Trade and other receivables, net of allowance for doubtful accounts of $1,383 at
    March 31, 1998 and $1,714 at December 31, 1997.....................................         157,102        136,661
  Receivables from equity affiliates, net..............................................          86,709         37,858
  Program rights.......................................................................          53,609         50,373
  Notes receivable, current............................................................           2,757          3,376
  Prepaid expenses and other current assets............................................          12,754          7,886
                                                                                             ----------     ----------
     Total current assets..............................................................         321,782        285,714
Property and equipment, net of accumulated depreciation of $23,525 at March 31, 1998
    and $22,221 at December 31, 1997...................................................          46,166         46,531
Investments in affiliates..............................................................         866,325        850,201
Note receivable, long-term.............................................................           4,430          4,432
Program rights.........................................................................          69,754         78,110
Excess cost, net of accumulated amortization of $75,684 at March 31, 1998 and
    $72,170 at December 31, 1997.......................................................         506,608        510,104
Other assets...........................................................................          38,654         42,666
                                                                                             ----------     ----------
     Total Assets......................................................................      $1,853,719     $1,817,758
                                                                                             ==========     ==========

                           LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................      $  213,757     $  176,241
  Program rights payable...............................................................          23,912         23,232
  Current portion of long-term debt....................................................          80,362         80,216
  Accrued interest.....................................................................          11,617         17,413
  Other current liabilities............................................................          13,978         11,515
                                                                                             ----------     ----------
     Total current liabilities.........................................................         343,626        308,617
Non-current program rights payable.....................................................         102,338        110,693
Long-term debt, net of current portion.................................................       1,260,431      1,246,291
Minority interest......................................................................             500           (114)
Commitments and contingencies
Members' equity........................................................................         146,824        152,271
                                                                                             ----------     ----------
     Total Liabilities and Members' Equity.............................................      $1,853,719     $1,817,758
                                                                                             ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                             1998             1997
                                                                                        --------------   --------------
                                                                                         (UNAUDITED)      (UNAUDITED)
Revenues:
  Programming........................................................................        $ 74,045          $48,819
  Advertising........................................................................          37,273           23,679
  Direct broadcast...................................................................          29,735           11,350
  Infomercial........................................................................           5,808            3,071
  Other..............................................................................           9,748            5,402
                                                                                             --------          -------
                                                                                              156,609           92,321
                                                                                             --------          -------
Expenses:
  Operating..........................................................................         113,183           80,170
  General and administrative.........................................................          20,968           12,458
  Depreciation and amortization......................................................           5,199            3,684
                                                                                             --------          -------
                                                                                              139,350           96,312
                                                                                             --------          -------
Operating income (loss)..............................................................          17,259           (3,991)
                                                                                             --------          -------

Other (income) expenses:
  Interest, net......................................................................          27,482            7,198
  Subsidiaries' income tax expense...................................................             535              820
  Equity income of affiliates, net...................................................          (5,925)          (4,479)
  Minority interest..................................................................             614              605
                                                                                             --------          -------
                                                                                               22,706            4,144
                                                                                             --------          -------
Net loss.............................................................................        $ (5,447)         $(8,135)
                                                                                             ========          =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                            1998               1997
                                                                                       ---------------   ----------------
                                                                                         (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net loss..........................................................................         $ (5,447)          $ (8,135)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization..................................................            5,199              3,684
     Interest accretion and amortization of debt issuance costs.....................            7,436                 --
     Equity income of affiliates....................................................           (5,925)            (4,479)
     Minority interests.............................................................              614                605
  Changes in operating assets and liabilities:
     Trade and other receivables....................................................          (20,441)           (20,665)
     Program rights.................................................................            5,120              5,314
     Prepaid expenses and other operating assets....................................           (1,581)             8,810
     Accounts payable and accrued expenses..........................................           37,522             25,640
     Program rights payable.........................................................           (7,675)           (21,326)
     Other operating liabilities....................................................           (3,333)             1,319
                                                                                             --------           --------
        Net cash provided by (used in) operating activities.........................           11,489             (9,233)
                                                                                             --------           --------
Cash flows from investing activities:
  Notes receivable collected from (issued to) third parties.........................              621               (217)
  Purchases of property and equipment...............................................           (1,320)              (916)
  Investments in equity affiliates..................................................          (10,226)                --
                                                                                             --------           --------
        Net cash used in investing activities.......................................          (10,925)            (1,133)
                                                                                             --------           --------
Cash flows from financing activities:
  Advances from equity affiliates...................................................           12,127             28,653
  Advances to equity affiliates.....................................................          (60,978)           (63,120)
  Borrowings of long-term debt......................................................           20,000             48,764
  Repayment of long-term debt.......................................................          (12,422)            (6,300)
  Distribution to minority interest in subsidiary...................................               --               (240)
                                                                                             --------           --------
        Net cash provided by (used in) financing activities.........................          (41,273)             7,757
                                                                                             --------           --------
Net decrease in cash and cash equivalents...........................................          (40,709)            (2,609)
Cash and cash equivalents, beginning of period......................................           49,560              7,964
                                                                                             --------           --------
Cash and cash equivalents, end of period............................................         $  8,851           $  5,355
                                                                                             ========           ========

Supplemental Cash Flow disclosure:
  Cash paid for interest                                                                                        $  2,806
                                                                                             $ 26,414




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Fox/Liberty Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1998. These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(2) DEBT

    Debt at March 31, 1998 and December 31, 1997 is summarized as follows:

                                                                                                 MARCH 31,       DECEMBER 31,
                                                                                                   1998              1997
                                                                                              ---------------   --------------
                                                                                               (UNAUDITED)
  Turner Note Payable......................................................................       $   65,334       $   65,334
  Chase Manhattan Bank--Term loan..........................................................          400,000          400,000
  Chase Manhattan Bank--Revolver...........................................................           70,000           60,000
  Senior Notes.............................................................................          500,000          500,000
  Senior Discount Notes....................................................................          267,110          260,828
  Other....................................................................................           38,349           40,345
                                                                                                  ----------       ----------
                                                                                                   1,340,793        1,326,507
  Less current portion.....................................................................          (80,362)         (80,216)
                                                                                                  ----------       ----------
                                                                                                  $1,260,431       $1,246,291
                                                                                                  ==========       ==========

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           MARCH 31, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(3) SUMMARIZED FINANCIAL INFORMATION

    Summarized unaudited income statement information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                                                   THREE MONTHS ENDED
                                                                               MARCH 31,         MARCH 31,
                                                                                 1998              1997
                                                                            ---------------   ---------------
                                                                              (UNAUDITED)       (UNAUDITED)
               Revenue                                                            $208,631             $ 671
               Operating Profit                                                     (4,586)             (175)
               Net Income                                                           15,806              (175)

(4) 401(k) PLAN

    During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan, participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the three months ended March 31, 1998 and the year ended December 31, 1997, the Company contributed $1,696 and $4,013, respectively, to the 401(k) Plan.

(5) EQUITY APPRECIATION RIGHTS PLAN

    In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the "Plan"), with an effective date of May 1, 1996. A committee has been appointed by the Company to administer and interpret this Plan. The amount payable by the Company with respect to any Appreciation Rights exercised will equal the excess, if any, of the value at December 31 of the preceding year over the original grant value. Based upon a valuation, the Company has recognized a non-cash charge to earnings of approximately $6,500 in the three months ended March 31, 1998 to reflect its estimated liability under the Plan as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

  Fox/Liberty Networks, LLC (together with its subsidiaries, the "Company") was formed as a holding company with ownership interests in two principal business units: (i) a sports programming business, consisting of interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming featuring live and replay sporting events and original programming, including a national sports news program, Fox Sports News, and (ii) FX Network ("FX"), a general entertainment network. The Company was formed in April 1996, pursuant to a 50%/50% joint venture (the "Fox/Liberty Joint Venture") between The Fox Group ("Fox"), a division of News America Incorporated, an indirect subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"). In establishing the Fox/Liberty Joint Venture, Fox contributed $244 million in cash, certain assets related to the operation of a regional sports business and all of the assets and liabilities of FX. Liberty contributed its interests in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities.

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

  In August 1997, the Company and FLN Finance, Inc. ("FLN"), a subsidiary of the Company privately placed $500.0 million aggregate principal amount of their 8 7/8% Senior Notes due 2007 (the "Old Senior Notes") and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of their 9 3/4% Senior Discount Notes due 2007 (the "Old Senior Discount Notes" and together with the Old Senior Notes, the "Old Notes") in a transaction exempt from registration under the Securities and Exchange Act of 1933, as amended ("1933 Act"), pursuant to Rule 144A promulgated thereunder (the "Offering"). The net proceeds from the Offering were used, along with proceeds from the Bank Facility (as defined below), to finance the Rainbow Transaction. In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Company exchanged all of the Old Notes for new notes (the "Notes") which were registered by the Company under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Company received no proceeds from the issuance of the Notes in the Exchange Offer.

  In connection with the consummation of the Rainbow Transaction, the Company and a group of banks led by Chase Manhattan Bank, amended and restated an existing credit agreement to permit borrowings by Fox/Liberty Sports, Fox Sports RPP and Fox/Liberty FX, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800.0 million (the "Bank Facility"). The Bank Facility is comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the Rainbow Transaction. The Company currently expects that remaining availability will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

  Borrowings under the Bank Facility are unconditionally guaranteed by certain RSNs that are wholly owned, directly or indirectly, by the Co-Borrowers and by certain of the Co-Borrowers' subsidiaries that hold the direct interest in RSNs that are not wholly owned, directly or indirectly, by the Co-Borrowers. The Company also provides a parent company guarantee of the borrowings under the Bank Facility. In addition, borrowings under the Bank Facility and the guarantees are secured by substantially all of the equity interests of the Co-Borrowers (other than Fox Sports RPP) and the equity interests held by the Co-Borrowers (other than Fox Sports RPP) and their subsidiaries in certain related entities.


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

  The following RSNs, together with Fox Sports Direct and Fox/Liberty FX, are consolidated in the financial statements of the Company, at March 31, 1998: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN.

  As of March 31, 1998, the following are accounted for using the equity method of accounting: Pittsburgh RSN, Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

  In connection with the consummation of the Rainbow Transaction in December 1997, the Company contributed certain business interests and other assets related to national sports programming to the National Sports Partnership and certain assets related to advertising sales to the National Advertising Partnership. The Company holds 50% partnership interests in each partnership. Whereas the assets and liabilities, and the results of operations of FSN, the national sports programming business and the national advertising sales representation business were consolidated prior to the Rainbow Transaction, the National Sports Partnership and the National Advertising Partnership are each accounted for under the equity method.

  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. and affiliates ("ARC") by Liberty/Fox ARC LP ("ARC LP"), the Company assumed management control of the consolidated subsidiaries of ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated with the Company.

  Entities that are consolidated in the financial statements of the Company, at March 31, 1997, therefore include subsidiary entities which own Fox/Liberty FX, West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN and Fox Sports Ad Sales, as well as certain operations within Fox Sports Net and, subsequent to March 13, 1997 Fox Sports Direct, Southwest RSN, Rocky Mountain RSN and Midwest RSN. The Detroit RSN was launched in September 1997.

  As of March 31, 1997, the following RSNs are accounted for using the equity method of accounting: Pittsburgh RSN, Sunshine RSN, Chicago RSN, Bay Area RSN and D.C./Baltimore RSN, as well as certain operations within Fox Sports Net.

  Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of the entire Company. As a result of the various acquisitions and sales in recent years, which in turn impact the accounting treatment of many of the Company's subsidiary entities, comparability of the Company's historical financial results is affected.


RESULTS OF OPERATIONS

 Three months ended March 31, 1998 as compared with the three months ended March 31, 1997

  As discussed above, the Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the three months ended March 31, 1998 to the three months ended March 31, 1997 is affected significantly by three events: 1) on March 13, 1997, upon the acquisition of the remaining interests in ARC by ARC LP, the Company assumed management control of ARC and subsequent to that date Fox Sports Direct, Southwest RSN, Midwest RSN and Rocky Mountain RSN were consolidated, 2) Detroit RSN was launched in September 1997 and 3) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of the contribution were accounted for under the equity method.

  Total revenues for the three months ended March 31, 1998 was $156.6 million, an increase of $64.3 million, or 70%, over the three months ended March 31, 1997. Had the remaining interests in ARC been acquired at the beginning of the three months ended March 31, 1997, total revenues would have increased by $29.9 million for the period. The impact of the launch of Detroit RSN and the formation of the National Sports Partnership were substantially offsetting and much less significant to total revenues. The increase in total revenue between the three month periods would have been 26%, or $30.0 million, had ARC been consolidated for the entire period, and excluding Detroit RSN and the impact of FSN.

  Programming revenue was the largest source of revenue, representing 47% of total revenue, or $74.0 million, for the three months ended March 31, 1998. Advertising and direct broadcast revenue represent 24% and 19%, respectively, of total revenue, or $37.3 million and $29.7 million, respectively, for the three months ended March 31, 1998. For the three months ended March 31, 1997, programming revenue was $48.8 million and advertising and direct broadcast revenue were $23.7 and $11.4 million, respectively. Had ARC been consolidated for the entire period ended March 31, 1997 and excluding the impact of FSN, programming, advertising and direct broadcast revenue would have been $54.4 million, $25.2 million and $28.0 million respectively in the three months ended March 31, 1997. On this basis, as a percentage of total revenue for the three months ended March 31, 1997, programming, advertising and direct broadcast revenue represented 47%, 22% and 24%, respectively. Excluding the Detroit RSN and the impact of FSN, programming, advertising and direct broadcast revenue for the three months ended March 31, 1998 represented 46%, 25% and 20%, respectively, of total revenue.

  Had ARC been consolidated for the entire three months ended March 31, 1997, and excluding Detroit RSN and the impact of FSN, programming and advertising revenue would have increased by $12.1 million and $10.6 million, respectively in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. These increases represent a 22% increase and 42% increase in programming and advertising revenue, respectively, between the periods. On the same basis, direct broadcast revenue would have increased by $0.9 million, or 3%, between the periods. The increase in programming revenue of 22% is comprised primarily of an increase in subscribers at West 2 RSN which launched on January 31, 1997, a 4.5% subscriber growth in other RSNs and the continued subscriber growth of FX, which reached 33.6 million subscribers as of March 31, 1998, a 9.4% increase over March 31, 1997. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 42% is comprised of an 86% increase in advertising revenue by FX and a 28% increase by RSNs, other than Detroit RSN. Primetime Monday through Sunday ratings on FX increased by 54% in the three months ended March 31, 1998 over the same period in the previous year due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due primarily to increased advertising rates. Due to the Olympic hiatus, RSNs broadcast 21% fewer local NHL games in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The number of NBA events increased between these same periods. Advertising rates increased for both NHL and NBA events in the three months ended March 31, 1998 as compared to the same period in the previous year.

advertising revenue in the three months ended March 31, 1998 for these events, as compared to the same period in the previous year.

  Operating expenses totaled $113.2 million for the three months ended March 31, 1998, which represented 72% of total revenues. These expenses consist primarily of programming and production costs. Operating expenses for the three months ended March 31, 1997 totaled $80.2 million, or 87% of total revenues. Had ARC been consolidated for the entire three months ended March 31, 1997, and excluding Detroit RSN and the impact of FSN, operating expenses for the three months ended March 31, 1998 and 1997 would have been $103.2 million and $85.3 million, respectively. On this basis, operating expenses represent 71% and 74% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in operating expenses is attributable to an increase in the number of professional events, primarily NBA, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs subsequent to the three month period ended March 31, 1997.

  General and administrative expenses totaled $21.0 million for the three months ended March 31, 1998, which represented 13% of total revenues. General and administrative expenses for the three months ended March 31, 1997 totaled $12.5 million, or 13% of total revenues. A non-cash charge to earnings was taken in the three months ended March 31, 1998 with respect to an equity appreciation rights plan in the amount of $6.5 million. Had ARC been consolidated for the entire three months ended March 31, 1997, and excluding Detroit RSN and the benefit plan charge, general and administrative expenses would have increased by 2% in the three month period ended March 31, 1998 as compared to the same period in the previous year.

  Depreciation and amortization expenses totaled $5.2 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively. Of these amounts, $3.5 million and $2.3 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company. The increase is primarily due to the consolidation of ARC.

  Interest expense for the three months ended March 31, 1998 totaled $27.7 million as a result of $1.3 billion of debt outstanding as of March 31, 1998. Interest expense for the three months ended March 31, 1997 totaled $7.7 million, which related to $263.2 million of outstanding indebtedness as of March 31, 1997. The increase in the amount of debt is attributable to (i) the Offering, pursuant to which the Company incurred $752.3 million of debt; (ii) the Bank Facility and indebtedness thereunder in the amount of $470.0 million; (iii) the acquisition of certain assets in connection with the commencement of operations of the Detroit RSN, pursuant to which the Company incurred $25.7 million of debt; and (iv) extinguishment of debt of $200 million.

  Equity income of affiliates for the three months ended March 31, 1998 was $5.9 million, an increase of $1.4 million, or 32%, over equity income of $4.5 million for the three months ended March 31, 1997. For the three months ended March 31, 1998, equity income of affiliates includes the Company's equity interest in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction and RPP. For the three months ended March 31, 1997, equity income of affiliates included the Company's equity interest in ARC and its related subsidiaries through March 13, 1997. For the three months ended March 31, 1998, equity income of affiliates includes the effect of $1.9 million in amortization of excess cost relating to the Company's investment in RPP and a $7.1 million gain on sale of 50% of RPP's investment in New England RSN.

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

  Net cash provided by operating activities of the Company for the three months ended March 31, 1998 was $11.5 million. Net cash used in operating activities of the Company for the three months ended March 31, 1997 was $9.2 million.

  Net cash used in investing activities of the Company for the three months ended March 31, 1998 and for the three months ended March 31, 1997 was $10.9 million and $1.1 million, respectively.

  Net cash provided by financing activities of the Company for the three months ended March 31, 1998 was $41.3 million. Net cash used in financing activities of the Company for the three months ended March 31, 1997 was $7.8 million.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8 % Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity of its 9 3/4 % Senior Discount Notes due 2007 through a public debt offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners.

  The Company has several credit facilities with different banks. The credit facilities restrict the amount of distributions that can be made to Members, and contain certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets. During the three months ended March 31, 1998, the Company incurred net borrowings of $8.4 million bringing the total amount borrowed under these credit facilities to $480.9 million as of March 31, 1998. The total unused commitments pursuant to these credit facilities were $330.0 million as of March 31, 1998.

  Future capital requirements will be substantial as the Company continues to invest in developing networks, acquire sports programming rights and explore opportunities to expand its distribution. Although no assurances can be given in this regard, the Company believes that the proceeds from the Notes, together with existing funds and the proceeds from borrowings under its credit facilities, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  As of March 31, 1998 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  On November 24, 1997, Echostar Communications Corporation ("Echostar") filed a complaint with the Federal Communications Commission ("FCC") against the Company alleging that the Company had violated Section 548 of the Communications Act of 1934, as amended (the "Communications Act") and Section 76.1000 et seq. of the FCC Rules (the "FCC Rules") by refusing to provide certain programming to Echostar due to exclusive distribution rights it had previously granted cable operators. The complaint alleges that even though the exclusive contracts were valid when executed, such contracts cannot be enforced because the Company became a "vertically integrated programming vendor" and is therefore obligated by law to make its programming available to all distributors. Echostar requested the FCC to declare that the Company's exclusive contracts violate the Communications Act and the FCC Rules, to immediately require the Company to make its programming available to Echostar on nondiscriminatory terms and conditions, and for damages in an unspecified amount. On December 24, 1997, the Company filed a response to the Echostar complaint denying any violation of the Communications Act and the FCC Rules. On April 7, 1998, Corporate Media Partners filed an identical complaint with the FCC, which the Company answered on April 16, 1998. On April 17, 1998, the FCC decided the Echostar complaint by concluding that the exclusivity provisions in the Company's contracts violated the Communications Act and FCC Rules, and ordering the Company to make its programming available to Echostar. The FCC refused to grant Echostar's request for damages. On April 24, 1998, the FCC reached the same conclusion in the Corporate Media Partners proceeding. The Company believes that neither decision will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  In January 1998, the Company and FLN Finance, Inc. ("FLN"), a subsidiary of the Company, exchanged (i) $500.0 million aggregate principal amount of 8 7/8% Senior Notes Due 2007 (the "Senior Notes") of the Company and FLN, for a like amount of the privately placed Old Senior Notes of the Company and FLN issued on August 25, 1997, and (ii) $405.0 million aggregate principal amount at maturity of 9 3/4% Senior Discount Notes Due 2007 (the "Senior Discount Notes") of the Company and FLN for a like amount of the privately placed Old Senior Discount Notes of the Company and FLN issued on August 25, 1997. The Senior Notes and the Senior Discount Notes were offered by the Company and FLN in exchange for the Old Senior Notes and the Old Senior Discount Notes, respectively, to satisfy the obligations of the Company under two separate and substantially identical registration rights agreements with respect to the Old Senior Notes and the Old Senior Discount Notes, respectively, each dated August 25, 1997 (together, the "Registration Rights Agreement"), and each by and among the Company, FLN and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. The form and terms of the Senior Notes and the Senior Discount Notes are identical in all material respects to the form and terms of the Old Senior Notes and Old Senior Discount Notes, respectively, except that (i) the Senior Notes and the Senior Discount Notes have been registered under the 1933 Act, as amended, and (ii) holders of the Senior Notes and the Senior Discount Notes are not entitled to certain rights of holders of the Old Senior Notes and the Old Senior Discount Notes under the Registration Rights Agreement (which rights terminated upon consummation of the exchange).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The following exhibits are filed as part of this report:

4.1 First Supplemental Indenture, dated as of March 31, 1998 to the Senior Notes Indenture, dated as of August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as co-obligors, and the Bank of New York, as Trustee.

4.2 First Supplemental Indenture, dated as of March 31, 1998 to the Senior Discount Notes Indenture, dated as of August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as co-obligors, and the Bank of New York, as Trustee.

10.1 First Amendment to the Credit Agreement, dated as of April 20, 1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication Agent and TD Securities (USA) Inc., as Documentation Agent.

10.2 Second Amendment to the Credit Agreement, dated April 24, 1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication Agent and TD Securities (USA) Inc., as Documentation Agent.

27    Financial Data Schedule (for SEC purposes only).


(b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the last three months of the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FOX/LIBERTY NETWORKS, LLC
Dated: May 15, 1998
                                     By:       /s/ Jeff Shell
                                        -----------------------------
                                                  Jeff Shell
                                         Executive Vice President and
                                           Chief Financial Officer



Dated: May 15, 1998
                                     By:       /s/ Jeff Shell
                                        -----------------------------
                                                  Jeff Shell
                                         Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------

4.1 First Supplemental Indenture, dated as of March 31, 1998 to the Senior Notes Indenture, dated as of August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as co-obligors, and the Bank of New York, as Trustee.

4.2 First Supplemental Indenture, dated as of March 31, 1998 to the Senior Discount Notes Indenture, dated as of August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as co-obligors, and the Bank of New York, as Trustee.

10.1 First Amendment to the Credit Agreement, dated as of April 20, 1998 among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication Agent and TD Securities (USA) Inc., as Documentation Agent.

10.2 Second Amendment to the Credit Agreement, dated as of April 24,1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication Agent and TD Securities (USA) Inc., as Documentation Agent.

27    Financial Data Schedule (for SEC purposes only).