Form 10-Q
period 1998-06-30
FOX LIBERTY NETWORKS LLC
filed 1998-08-14
CIK 1048002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -------------------

                                   FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1998.

                                       or

   [_]  Transition report pursuant to Section 13 of 15(d) of the Securities
        Exchange Act of 1934 for transition period from          to           .

                         Commission File No. 333-38689

                              -------------------

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


                              -------------------



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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1998             1997
                                                                                          --------------   --------------
                                                                                           (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents............................................................      $   16,696       $   49,560
  Trade and other receivables, net of allowance for doubtful accounts of $2,192 at
    June 30, 1998 and $1,714 at December 31, 1997......................................         152,016          136,661
  Receivables from equity affiliates, net..............................................          62,015           37,858
  Program rights.......................................................................          64,501           50,373
  Notes receivable, current............................................................           1,699            3,376
  Prepaid expenses and other current assets............................................          12,753            7,886
                                                                                             ----------       ----------
     Total current assets..............................................................         309,680          285,714
Property and equipment, net of accumulated depreciation of $24,976 at June 30, 1998
    and $22,221 at December 31, 1997...................................................          45,877           46,531
Investments in affiliates..............................................................         872,559          850,201
Note receivable, long-term.............................................................           5,486            4,432
Program rights.........................................................................          62,537           78,110
Excess cost, net of accumulated amortization of $79,343 at June 30, 1998 and
    $72,170 at December 31, 1997.......................................................         523,755          510,104
Other assets...........................................................................          23,811           42,666
                                                                                             ----------       ----------
     Total Assets......................................................................      $1,843,705       $1,817,758
                                                                                             ==========       ==========

                           LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................      $  202,896       $  176,241
  Program rights payable...............................................................          11,144           23,232
  Current portion of long-term debt....................................................          79,760           80,216
  Accrued interest.....................................................................          24,117           17,413
  Other current liabilities............................................................          22,651           11,515
                                                                                             ----------       ----------
     Total current liabilities.........................................................         340,568          308,617
Non-current program rights payable.....................................................          81,246          110,693
Long-term debt, net of current portion.................................................       1,296,267        1,246,291
Minority interest......................................................................             651             (114)
Commitments and contingencies
Members' equity........................................................................         124,973          152,271
                                                                                             ----------       ----------
     Total Liabilities and Members' Equity.............................................      $1,843,705       $1,817,758
                                                                                             ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------   ---------------------------------
                                                               1998              1997              1998              1997
                                                          ---------------   ---------------   ---------------   ---------------
                                                            (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenues:
  Programming..........................................         $ 74,204          $ 57,645          $148,249          $106,464
  Advertising..........................................           44,861            26,657            82,134            50,336
  Direct broadcast.....................................           29,234            23,545            58,969            34,895
  Infomercial..........................................            5,645             2,788            11,453             5,859
  Other................................................           15,470             3,929            25,218             9,331
                                                                --------          --------          --------          --------
                                                                 169,414           114,564           326,023           206,885
                                                                --------          --------          --------          --------
Expenses:
  Operating............................................          137,117           102,824           250,300           182,994
  General and administrative...........................           20,375            17,401            41,343            29,859
  Depreciation and amortization........................            5,895             4,881            11,094             8,565
                                                                --------          --------          --------          --------
                                                                 163,387           125,106           302,737           221,418
                                                                --------          --------          --------          --------
Operating income (loss)................................            6,027           (10,542)           23,286           (14,533)
                                                                --------          --------          --------          --------

Other (income) expenses:
  Interest, net........................................           27,039             1,100            54,521             8,298
  Subsidiaries' income tax expense.....................              365             2,599               900             3,419
  Equity income of affiliates, net.....................             (475)             (440)           (6,400)           (4,919)
  Other................................................              197                --               197                --
  Minority interest....................................              752               982             1,366             1,587
                                                                --------          --------          --------          --------
                                                                  27,878             4,241            50,584             8,385
                                                                --------          --------          --------          --------
Net loss...............................................         $(21,851)         $(14,783)         $(27,298)         $(22,918)
                                                                ========          ========          ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                         1998               1997
                                                                                    ---------------   ----------------
                                                                                      (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net loss.......................................................................         $(27,298)          $(22,918)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................................           11,094              8,565
     Interest accretion and amortization of debt issuance costs..................           14,563                 --
     Equity income of affiliates.................................................           (6,400)            (4,919)
     Loss on sale of investments.................................................              121                 --
     Minority interests..........................................................            1,366              1,587
  Changes in operating assets and liabilities:
     Trade and other receivables.................................................          (14,705)           (39,647)
     Program rights..............................................................            2,170            (40,756)
     Prepaid expenses and other operating assets.................................           (1,711)             8,422
     Accounts payable and accrued expenses.......................................           24,025             56,547
     Program rights payable......................................................          (41,564)           (25,748)
     Other operating liabilities.................................................           17,675              3,519
                                                                                          --------           --------
        Net cash used in operating activities....................................          (20,664)           (55,348)
                                                                                          --------           --------
Cash flows from investing activities:
  Notes receivable collected from (issued to) third parties......................              623               (286)
  Purchases of property and equipment............................................           (3,217)            (2,962)
  Proceeds from sale of investment...............................................              900                 --
  Advances from equity affiliates................................................           27,634                 --
  Advances to equity affiliates..................................................          (52,901)           (17,032)
  Distributions to equity affiliates.............................................               --               (660)
  Distributions from equity affiliates...........................................               --              1,383
  Acquisition of Fit TV..........................................................           (3,750)                --
  Investments in equity affiliates...............................................          (17,035)                --
                                                                                          --------           --------
        Net cash used in investing activities....................................          (47,746)           (19,557)
                                                                                          --------           --------
Cash flows from financing activities:
  Borrowings of long-term debt...................................................           50,000            126,300
  Repayment of long-term debt....................................................          (13,986)           (25,760)
  Distributions to minority interest in subsidiary...............................             (600)            (5,890)
                                                                                          --------           --------
        Net cash provided by financing activities................................           35,414             94,650
                                                                                          --------           --------
Net (decrease) increase in cash and cash equivalents.............................          (32,996)            19,745
Cash acquired in purchase of Fit TV..............................................              132                 --
Cash and cash equivalents, beginning of period...................................           49,560              7,964
                                                                                          --------           --------
Cash and cash equivalents, end of period.........................................         $ 16,696           $ 27,709
                                                                                          ========           ========

Supplemental Cash Flow disclosure:
  Cash paid for interest                                                                  $ 34,244           $  7,627

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

(2) DEBT

  Debt at June 30, 1998 and December 31, 1997 is summarized as follows:

                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   1998              1997
                                                                                              ---------------   --------------
                                                                                               (UNAUDITED)
  Turner Note Payable......................................................................       $   65,334       $   65,334
  Chase Manhattan Bank--Term loan..........................................................          400,000          400,000
  Chase Manhattan Bank--Revolver...........................................................          100,000           60,000
  Senior Notes.............................................................................          500,000          500,000
  Senior Discount Notes....................................................................          273,472          260,828
  Other....................................................................................           37,221           40,345
                                                                                                  ----------       ----------
                                                                                                   1,376,027        1,326,507
  Less current portion.....................................................................          (79,760)         (80,216)
                                                                                                  ----------       ----------
                                                                                                  $1,296,267       $1,246,291
                                                                                                  ==========       ==========

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           JUNE 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(3) SUMMARIZED FINANCIAL INFORMATION

  Summarized unaudited income statement information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                         1998               1997               1998               1997
                                                   ----------------   ----------------   ----------------   ----------------
                                                     (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenue                                                   $184,633            $ 2,545           $393,264            $ 3,216
Operating Profit (Loss)                                    (10,701)            (2,893)           (15,287)            (3,068)
Net Income (Loss)                                           (7,851)            (2,893)             7,955             (3,068)

(4) 401(k) PLAN

  During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan, participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the three months ended June 30, 1998 and 1997, the Company contributed $1,223 and $1,027, respectively, to the 401(k) Plan.

(5) EQUITY APPRECIATION RIGHTS PLAN

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the "Plan"), with an effective date of May 1, 1996. A committee has been appointed by the Company to administer and interpret this Plan. The amount payable by the Company with respect to any Appreciation Rights exercised will equal the excess, if any, of the value at December 31 of the preceding year over the original grant value. Based upon a valuation, the Company has recognized a non-cash charge to earnings of approximately $8,900 in the six months ended June 30, 1998 to reflect its estimated liability under the Plan as of June 30, 1998.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           JUNE 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(6) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the six months ended June 30, 1998 is as follows:

          Fair value of net assets acquired:               Fit TV(a)
                                                           ---------
               Cash......................................  $   132
               Accounts receivable.......................      650
               Prepaid program rights....................      725
               Prepaid expenses..........................      200
               Fixed assets..............................       11
               Other assets..............................      156
               Accounts payable and accrued expenses.....   (3,762)
               Program rights payable....................      (29)
               Other current liabilities.................     (158)
                                                           -------
                                                            (2,075)
           Satisfied by:
               Cash......................................   18,750
                                                           -------
           Excess cost...................................  $20,825
                                                           =======

     (a) In April 1998, the Company completed the acquisition of Fit TV Partnership, in which the Company paid $15,000 to Cable Health TV, Inc. in 1997 and $1,875 each to Reebok CHC, Inc. and Liberty CHC, Inc., representing 100% capital interest and a 92% profit interest in Fit TV Partnership, and accordingly, has been consolidated with the Company. An 8% minority profit interest in Fit TV Partnership was acquired by a third party. Had the capital interest been acquired at January 1, 1997, pro forma revenue would have increased by $1,926 for the six months ended June 30, 1997, and net loss would have increased by $3,717 for the six months ended June 30, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

  Fox/Liberty Networks, LLC (together with its subsidiaries, the "Company") operates two principal business units: (i) a sports programming business, consisting of interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and (ii) FX Network ("FX"), a general entertainment network. FSN provides its affiliated RSNs with 24 hour per day national sports programming, including a national sports news program, Fox Sports News. The Company was formed in April 1996, as a 50/50 joint venture between the Fox Group ("Fox"), a division of News America Incorporated, an indirect subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI").

  In December 1997, the Company consummated a transaction (the "Rainbow Transaction") with Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"), pursuant to which
(i) the Company acquired a 40% interest in Regional Programming Partners ("RPP") which was formed to hold interests in Rainbow's then existing RSNs and Madison Square Garden, L.P. (which, in addition to owning two RSNs, owns the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers NHL franchise and the New York Knicks NBA franchise, (ii) the Company and Rainbow formed National Sports Partners (the "National Sports Partnership") as a 50/50 partnership to operate FSN and (iii) the Company and Rainbow formed National Advertising Partners (the "National Advertising Partnership") as a 50/50 partnership to act as a national advertising sales representative for the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company.

  After giving effect to the Rainbow Transaction, the Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC ("Fox/Liberty Sports") and Fox Sports RPP Holdings, LLC ("Fox Sports RPP"), and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC ("Fox/Liberty FX").

  In August 1997, the Company and FLN Finance, Inc. ("FLN"), a subsidiary of the Company issued $500.0 million aggregate principal amount of their 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of their 9 3/4% Senior Discount Notes due 2007. The net proceeds from these notes were used, along with proceeds from the Bank Facility (as defined below), to finance the Rainbow Transaction. In January 1998, pursuant to an exchange offer, the Company exchanged all of these notes for new notes, the terms of which were substantially identical to the original notes, which were registered by the Company under the Securities and Exchange Act of 1933 Act, as amended.

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

  The following RSNs, together with Fox Sports Direct and FX, are consolidated in the financial statements of the Company, at June 30, 1998: Fox Sports West, Fox Sports West 2, Fox Sports Northwest, Fox Sports Utah, Fox Sports Arizona, Fox Sports South, Fox Sports Southwest, Fox Sports Rocky Mountain, Fox Sports Midwest and Fox Sports Detroit.

  As of June 30, 1998, the following RSNs and other businesses are accounted for using the equity method of accounting: Fox Sports Pittsburgh, the Sunshine Network, Fox Sports Chicago, Fox Sports Bay Area, Home Team Sports, RPP, the National Sports Partnership and the National Advertising Partnership.

  In connection with the consummation of the Rainbow Transaction in December 1997, the Company contributed certain business interests and other assets related to national sports programming to the National Sports Partnership and certain assets related to advertising sales to the National Advertising Partnership. The Company holds 50% partnership interests in each partnership. Whereas the assets and liabilities, and the results of operations of FSN, the national sports programming business, and the national advertising sales representation business were consolidated prior to the Rainbow Transaction, the National Sports Partnership and the National Advertising Partnership are each accounted for under the equity method.

  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. and affiliates ("ARC") by Liberty/Fox ARC LP ("ARC LP"), the Company assumed management control of the consolidated subsidiaries of ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated with the Company.

  Entities that are consolidated in the financial statements of the Company, at June 30, 1997, therefore include subsidiary entities which own FX, Fox Sports West, Fox Sports West 2, Fox Sports Northwest, Fox Sports Utah, Fox Sports Arizona, Fox Sports South and Fox Sports Ad Sales, as well as certain operations within Fox Sports Net and, subsequent to March 13, 1997 Fox Sports Direct, Fox Sports Southwest, Fox Sports Rocky Mountain and Fox Sports Midwest. Fox Sports Detroit was launched in September 1997.

  As of June 30, 1997, the following RSNs are accounted for using the equity method of accounting: Fox Sports Pittsburgh, the Sunshine Network, Fox Sports Chicago, Fox Sports Bay Area and Home Team Sports, as well as certain operations within Fox Sports Net.

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

RESULTS OF OPERATIONS

 Three months ended June 30, 1998 as compared with the three months ended June 30, 1997

  As discussed above, the Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the three months ended June 30, 1998 to the three months ended June 30, 1997 is affected significantly by two events: 1) Fox Sports Detroit was launched in September 1997 and 2) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of the contribution were accounted for under the equity method.

  Total revenues for the three months ended June 30, 1998 were $169.4 million, an increase of $54.8 million, or 48%, over the three months ended June 30, 1997. The increase in total revenue between the three month periods would have been $45.6 million, or 40%, excluding Fox Sports Detroit and the impact of FSN.

  Programming revenue was the largest source of revenue, representing 44% of total revenue, or $74.2 million, for the three months ended June 30, 1998. Advertising revenue represents 26% of total revenue, or $44.9 million, for the three months ended June 30, 1998. For the three months ended June 30, 1997, programming revenue was $57.6 million and advertising revenue was $26.7 million. Excluding the impact of FSN, programming and advertising revenue represented 49% and 23%, respectively, of total revenues for the three months ended June 30, 1997. Excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue for the three months ended June 30, 1998 represented 42% and 28%, respectively, of total revenue for the period.

  Excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by $10.8 million and $18.1 million, respectively in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. These increases represent a 19% increase and 70% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 19% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched in January 1997, a 5.7% subscriber growth in other RSNs and the continued subscriber growth of FX, which reached 35.8 million households as of June 30, 1998, a 14% increase over June 30, 1997. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 70% is comprised of a 90% increase in advertising revenue by FX and a 63% increase by RSNs, other than Fox Sports Detroit. Primetime weekday ratings on FX increased by 48% in the three months ended June 30, 1998 over the same period in the previous year due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the Fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates, as well as an increase in the number of professional events telecast, primarily MLB events. The number of local MLB games telecast by the Company's RSNs increased by 65% in the three months ended June 30, 1998, as compared to the same period in the prior year. Advertising rates per game increased for MLB events, as well as NHL and NBA events, in the three months ended June 30, 1998 as compared to the previous year.

  Operating expenses totaled $137.1 million for the three months ended June 30, 1998, which represented 81% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended June 30, 1997 totaled $102.8 million, or 90% of total revenues. Excluding Fox Sports Detroit and the impact of FSN, operating expenses for the three months ended June 30, 1998 and 1997 would have been $127.4 million and $81.8 million, respectively. On this basis, operating expenses represent 80% and 72% of total revenues for the three months ended June 30, 1998 and 1997, respectively. The increase in operating expenses is attributable to an increase in the number of professional events, primarily MLB, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs subsequent to the three month period ended June 30, 1997.

  General and administrative expenses totaled $20.4 million for the three months ended June 30, 1998, which represented 12% of total revenues. General and administrative expenses for the three months ended June 30, 1997 totaled $17.4 million, or 15% of total revenues. A non-cash charge to earnings was taken in the three months ended June 30, 1998 with respect to an equity appreciation rights plan in the amount of $2.3 million. Excluding Fox Sports

Detroit and the benefit plan charge, general and administrative expenses would have increased by 2% in the three month period ended June 30, 1998 as compared to the same period in the previous year.

  Depreciation and amortization expenses totaled $5.9 million and $4.9 million for the three months ended June 30, 1998 and 1997, respectively. Of these amounts, $3.7 million and $2.9 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company. The increase is primarily due to the acquisition of an RSN in Detroit.

  Interest expense for the three months ended June 30, 1998 totaled $27.0 million as a result of $1.38 billion of debt outstanding as of June 30, 1998. The amount of debt is primarily attributable to (i) the Offering, pursuant to which the Company incurred $752.3 million of debt; (ii) the Bank Facility and indebtedness thereunder in the amount of $500.0 million; and (iii) the acquisition of certain assets in connection with the commencement of operations of the Fox Sports Detroit, pursuant to which the Company incurred $25.7 million of debt.

  Equity income of affiliates for the three months ended June 30, 1998 was $0.5 million, an increase of $0.1 million, over equity income of $0.4 million for the three months ended June 30, 1997. For the three months ended June 30, 1998, equity income of affiliates includes the Company's equity interests in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction, RPP and certain RSNs. For the three months ended June 30, 1997, equity income of affiliates included the Company's equity interests in certain RSNs. For the three months ended June 30, 1998, equity income of affiliates includes the effect of $1.9 million in amortization of excess cost relating to the Company's investment in RPP.

Six months ended June 30, 1998 as compared with the six months ended June 30,
1997

  As discussed above, the Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the six months ended June 30, 1998 to the six months ended June 30, 1997 is affected significantly by three events: 1) on March 13, 1997, upon the acquisition of the remaining interests in ARC by ARC LP, the Company assumed management control of ARC and subsequent to that date, Fox Sports Direct, Fox Sports Southwest, Fox Sports Midwest and Fox Sports Rocky Mountain were consolidated, 2) Fox Sports Detroit was launched in September 1997 and 3) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of the contribution were accounted for under the equity method.

  Total revenues for the six months ended June 30, 1998 were $326.0 million, an increase of $119.1 million, or 58%, over the six months ended June 30, 1997. Had the remaining interests in ARC been acquired at the beginning of the six months ended June 30, 1997, total revenues would have increased by an additional $29.9 million for the period. The increase in total revenue between the six month periods would have been 33%, or $75.5 million, had ARC been consolidated for the entire period, and excluding Fox Sports Detroit and the impact of FSN.

  Programming revenue was the largest source of revenue, representing 46% of total revenue, or $148.2 million, for the six months ended June 30, 1998. Advertising revenue represents 25% of total revenue, or $82.1 million, for the six months ended June 30, 1998. For the six months ended June 30, 1997, programming revenue was $106.5 million and advertising revenue was $50.4 million. Had ARC been consolidated for the entire period ended June 30, 1997 and excluding the impact of FSN, programming and advertising revenue would have been $110.6 million and $51.1 million in the six months ended June 30, 1997. On this basis, as a percentage of total revenue for the six months ended June 30, 1997, programming and advertising revenue represented 48% and 22%, respectively. Excluding the Fox Sports Detroit and the impact of FSN, programming and advertising revenue for the six months ended June 30, 1998 represented 44% and 26%, respectively, of total revenue.

  Had ARC been consolidated for the entire six months ended June 30, 1997, and excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by an additional $22.9 million and $28.6 million, respectively in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. These represent a 21% increase and 56% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 21% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched on January 31, 1997, subscriber growth in other RSNs and the continued subscriber growth of FX. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 56% is comprised of an 88% increase in advertising revenue by FX and a 46% increase by RSNs, other than Fox Sports Detroit. Primetime weekday ratings on FX increased by 48% in the six months ended June 30, 1998 over the same period in the previous year due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and an increase in the number of professional events, primarily MLB and NBA games. Advertising rates per game increased for MLB, NBA and NHL events in the six months ended June 30, 1998 as compared to the same period in the previous year. The number of local professional events increased by 42% over these same periods.

  Operating expenses totaled $250.3 million for the six months ended June 30, 1998, which represented 77% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the six months ended June 30, 1997 totaled $183.0 million, or 88% of total revenues. Had ARC been consolidated for the entire six months ended June 30, 1997, and excluding Fox Sports Detroit and the impact of FSN, operating expenses for the six months ended June 30, 1998 and 1997 would have been $230.6 million and $167.1 million, respectively. On this basis, operating expenses represent 76% and 73% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in operating expenses is attributable to an increase in the number of professional events, primarily MLB games, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs subsequent to the six month period ended June 30, 1997.

  General and administrative expenses totaled $41.3 million for the six months ended June 30, 1998, which represented 13% of total revenues. General and administrative expenses for the six months ended June 30, 1997 totaled $29.9 million, or 14% of total revenues. A non-cash charge to earnings was taken in the six months ended June 30, 1998 with respect to an equity appreciation rights plan in the amount of $8.9 million. Had ARC been consolidated for the entire six months ended June 30, 1997, and excluding Fox Sports Detroit and the benefit plan charge, general and administrative expenses would have increased by 2% in the six month period ended June 30, 1998 as compared to the same period in the previous year.

  Depreciation and amortization expenses totaled $11.1 million and $8.6 million for the six months ended June 30, 1998 and 1997, respectively. Of these amounts, $7.2 million and $5.3 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company. The increase is primarily due to the consolidation of ARC and the acquisition of an RSN in Detroit.

  Interest expense for the six months ended June 30, 1998 totaled $54.5 million as a result of $1.38 billion of debt outstanding as of June 30, 1998. The amount of debt is primarily attributable to (i) the Offering, pursuant to which the Company incurred $752.3 million of debt; (ii) the Bank Facility and indebtedness thereunder in the amount of $500.0 million; and (iii) the acquisition of certain assets in connection with the commencement of operations of Fox Sports Detroit, pursuant to which the Company incurred $25.7 million of debt.

  Equity income of affiliates for the six months ended June 30, 1998 was $6.4 million, an increase of $1.5 million, or 30%, over equity income of $4.9 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, equity income of affiliates includes the Company's equity interests in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction, RPP and certain RSNs. For the six months ended June 30, 1997, equity income of affiliates included the Company's equity interests in ARC and its related subsidiaries through March 13, 1997, and certain RSNs. For the six months ended June 30, 1998, equity income of affiliates includes the effect of $3.8 million in amortization of excess cost relating to the Company's investment in RPP and a $7.1 million gain on sale of 50% of RPP's investment in Fox Sports New England.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from (i) the funding of net losses and working capital needs, (ii) its strategic plan to secure national distribution for its network programming, either through the acquisition of existing third party-owned RSNs or through the launch of new RSNs, (iii) the acquisition of additional programming rights and (iv) its capital expenditure requirements, which include the Company's plans to convert to digital transmission.

  Net cash used in operating activities of the Company for the six months ended June 30, 1998 and for the six months ended June 30, 1997 was $20.7 million and $55.3 million, respectively.

  Net cash used in investing activities of the Company for the six months ended June 30, 1998 and for the six months ended June 30, 1997 was $47.7 million and $19.6 million, respectively.

  Net cash provided by financing activities of the Company for the six months ended June 30, 1998 and for the six months ended June 30, 1997 was $35.4 million and $94.7 million, respectively.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity of its 9 3/4% Senior Discount Notes due 2007 through a public debt offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners.

  The Company has several credit facilities with different banks. The credit facilities restrict the amount of distributions that can be made to Members, and contain certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets. During the six months ended June 30, 1998, the Company incurred net borrowings of $36.0 million bringing the total amount borrowed under these credit facilities to $509.4 million as of June 30, 1998. The total unused commitments pursuant to these credit facilities were $300.0 million as of June 30, 1998.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  As of June 30, 1998 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and as described below.

  U.S. v. ASCAP. Virtually every cable network is involved in this "rate court" proceeding in the Southern District of New York to set a formula for assessing music performance license fees on cable programming. Fox/Liberty Networks cable services pay ASCAP license fees under the current interim rate structure, which is calculated as a percentage of each network's gross revenues, and ASCAP is seeking an increase in those fees. The interim rate is subject to upward or downward adjustment in future rate court proceedings. The other major copyrighted music performance society, BMI, is assessing a negotiated interim license fee, and the final rate will be determined either by negotiation after the conclusion of the ASCAP rate court proceeding or in another rate court proceeding. The Company cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result thereof.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

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



                                     FOX/LIBERTY NETWORKS, LLC
Dated: August 13, 1998
                                     By: /S/ Jeff Shell
                                        ------------------------------------
                                                    Jeff Shell
                                            Executive Vice President and
                                              Chief Financial Officer


Dated: August 13, 1998
                                     By: /S/ Jeff Shell
                                        ------------------------------------
                                                  Jeff Shell
                                         Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.
-----------

27      Financial Data Schedule (for SEC purposes only).