Form 10-Q
period 1998-09-30
FOX LIBERTY NETWORKS LLC
filed 1998-11-16
CIK 1048002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 -------------

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR TRANSITION PERIOD FROM              TO           .

                         COMMISSION FILE NO. 333-38689

                                 -------------

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


                                 -------------


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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                               1998             1997
                                                                                          --------------   --------------
                                                                                           (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents............................................................      $   17,821       $   49,560
  Trade and other receivables, net of allowance for doubtful accounts of $2,257 at
    September 30, 1998 and $1,714 at December 31, 1997.................................         167,764          136,661
  Receivables from equity affiliates, net..............................................          50,312           37,858
  Program rights.......................................................................          80,089           50,373
  Notes receivable, current............................................................           1,958            3,376
  Prepaid expenses and other current assets............................................          12,539            7,886
                                                                                             ----------       ----------
     Total current assets..............................................................         330,483          285,714
Property and equipment, net of accumulated depreciation of $26,656 at September 30,
 1998 and $22,221 at December 31, 1997.................................................          47,642           46,531
Investments in affiliates..............................................................         872,842          850,201
Note receivable, long-term.............................................................              26            4,432
Program rights.........................................................................         117,059           78,110
Excess cost, net of accumulated amortization of $82,911 at September 30, 1998 and
    $72,170 at December 31, 1997.......................................................         520,187          510,104
Other assets...........................................................................          23,375           42,666
                                                                                             ----------       ----------
     Total Assets......................................................................      $1,911,614       $1,817,758
                                                                                             ==========       ==========

                             LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................      $  202,310       $  176,241
  Program rights payable...............................................................          10,637           23,232
  Current portion of long-term debt....................................................          80,641           80,216
  Accrued interest.....................................................................          13,793           17,413
  Other current liabilities............................................................          23,384           11,515
                                                                                             ----------       ----------
     Total current liabilities.........................................................         330,765          308,617
Non-current program rights payable.....................................................         134,180          110,693
Long-term debt, net of current portion.................................................       1,336,483        1,246,291
Minority interest......................................................................           1,582             (114)
Commitments and contingencies
Members' equity........................................................................         108,604          152,271
                                                                                             ----------       ----------
     Total Liabilities and Members' Equity.............................................      $1,911,614       $1,817,758
                                                                                             ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------   ---------------------------------
                                                               1998              1997              1998              1997
                                                          ---------------   ---------------   ---------------   ---------------
                                                            (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenues:
  Programming..........................................         $ 77,173          $ 57,808          $225,422          $164,272
  Advertising..........................................           41,761            23,613           123,895            73,949
  Direct broadcast.....................................           29,390            35,267            88,359            70,162
  Infomercial..........................................            5,875             5,414            17,328            11,273
  Other................................................           12,245            (1,729)           37,463             7,602
                                                                --------          --------          --------          --------
                                                                 166,444           120,373           492,467           327,258
                                                                --------          --------          --------          --------
Expenses:
  Operating............................................          121,766            98,198           372,066           281,192
  General and administrative...........................           20,203            14,964            61,546            44,823
  Depreciation and amortization........................            6,655             4,822            17,749            13,387
                                                                --------          --------          --------          --------
                                                                 148,624           117,984           451,361           339,402
                                                                --------          --------          --------          --------
Operating income (loss)................................           17,820             2,389            41,106           (12,144)
                                                                --------          --------          --------          --------

Other (income) expenses:
  Interest, net........................................           27,343             8,368            81,864            16,666
  Subsidiaries' income tax expense.....................              131                 3             1,031             3,422
  Equity loss (income) of affiliates, net..............            5,820            (1,803)             (580)           (6,722)
  Other................................................              (35)           (2,462)              162            (2,462)
  Minority interest....................................              930             1,024             2,296             2,611
                                                                --------          --------          --------          --------
                                                                  34,189             5,130            84,773            13,515
                                                                --------          --------          --------          --------
Net loss...............................................         $(16,369)         $ (2,741)         $(43,667)         $(25,659)
                                                                ========          ========          ========          ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1998              1997
                                                                                    ---------------   ---------------
                                                                                      (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net loss.......................................................................         $(43,667)       $  (25,659)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................................           17,749            13,387
     Interest accretion and amortization of debt issuance costs..................           22,216             2,349
     Equity income of affiliates.................................................             (580)           (6,722)
     Loss on sale of investments.................................................              121                --
     Minority interests..........................................................            2,296             2,611
  Changes in operating assets and liabilities:
     Trade and other receivables.................................................          (30,949)          (71,707)
     Program rights..............................................................          (67,940)         (132,229)
     Prepaid expenses and other operating assets.................................           (1,788)           (3,132)
     Accounts payable and accrued expenses.......................................           34,644            44,410
     Program rights payable......................................................           10,863            30,040
     Other operating liabilities.................................................           (3,110)             (432)
                                                                                          --------        ----------
        Net cash used in operating activities....................................          (60,145)         (147,084)
                                                                                          --------        ----------
Cash flows from investing activities:
  Notes receivable collected from (issued to) third parties......................            5,824              (282)
  Purchases of property and equipment............................................           (8,133)          (23,051)
  Proceeds from sale of investment...............................................              900                --
  Advances from equity affiliates................................................           52,012            62,655
  Advances to equity affiliates..................................................          (65,576)          (37,796)
  Distributions from equity affiliates...........................................               50             1,762
  Purchase of programming rights and related assets..............................               --           (45,000)
  Acquisition of Fit TV..........................................................           (3,750)               --
  Investments in equity affiliates...............................................          (22,636)           (7,170)
                                                                                          --------        ----------
        Net cash used in investing activities....................................          (41,309)          (48,882)
                                                                                          --------        ----------
Cash flows from financing activities:
  Cash overdraft, included in accounts payable...................................               --            65,802
  Increase in restricted cash....................................................               --          (738,039)
  Borrowings of long-term debt...................................................           95,000         1,240,079
  Repayment of long-term debt....................................................          (24,817)         (268,460)
  Deferred debt issuance costs...................................................               --           (17,907)
  Distributions to minority interest in subsidiary...............................             (600)             (660)
                                                                                          --------        ----------
        Net cash provided by financing activities................................           69,583           280,815
                                                                                          --------        ----------
Net (decrease) increase in cash and cash equivalents.............................          (31,871)           84,849
Cash acquired in purchase of Fit TV..............................................              132                --
Cash and cash equivalents, beginning of period...................................           49,560             7,964
                                                                                          --------        ----------
Cash and cash equivalents, end of period.........................................         $ 17,821        $   92,813
                                                                                          ========        ==========

Supplemental Cash Flow disclosure:
  Cash paid for interest                                                                  $ 65,694        $   16,436


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

(2) DEBT

    Debt at September 30, 1998 and December 31, 1997 is summarized as follows:

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                   1998             1997
                                                                                              --------------   --------------
                                                                                               (UNAUDITED)
    Turner Note Payable......................................................................    $   65,334       $   65,334
    Chase Manhattan Bank--Term loan..........................................................       400,000          400,000
    Chase Manhattan Bank--Revolver...........................................................       145,000           60,000
    Senior Notes.............................................................................       500,000          500,000
    Senior Discount Notes....................................................................       280,058          260,828
    Other....................................................................................        26,732           40,345
                                                                                                 ----------       ----------
                                                                                                  1,417,124        1,326,507
    Less current portion.....................................................................       (80,641)         (80,216)
                                                                                                 ----------       ----------
                                                                                                 $1,336,483       $1,246,291
                                                                                                 ==========       ==========

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         SEPTEMBER 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(3) SUMMARIZED FINANCIAL INFORMATION

    Summarized unaudited income statement information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                         1998               1997               1998               1997
                                                   ----------------   ----------------   ----------------   ----------------
                                                     (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenue                                                   $149,506            $ 1,631           $542,770            $ 4,847
Operating Loss                                             (27,627)            (3,917)           (42,824)            (6,985)
Net Loss                                                   (24,661)            (3,917)           (16,706)            (6,985)

(4) EQUITY APPRECIATION RIGHTS PLAN

    In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the "Plan"), with an effective date of May 1, 1996. A committee has been appointed by the Company to administer and interpret this Plan. The amount payable by the Company with respect to any Appreciation Rights exercised will equal the excess, if any, of the value at December 31 of the preceding year over the original grant value. Based upon a valuation, the Company has recognized a non-cash charge to earnings of approximately $11,201 in the nine months ended September 30, 1998 to reflect its estimated liability under the Plan as of September 30, 1998.

                           FOX/LIBERTY NETWORKS, LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         SEPTEMBER 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(5) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information and non-cash investing and financing activities for the nine months ended September 30, 1998 is as follows:


Fair value of net assets acquired:                  Fit TV(a)
                                                    ---------
    Cash.......................................     $   132
    Accounts receivable........................         650
    Prepaid program rights.....................         725
    Prepaid expenses...........................         200
    Fixed assets...............................          11
    Other assets...............................         156
    Accounts payable and accrued expenses......      (3,762)
    Program rights payable.....................         (29)
    Other current liabilities..................        (158)
                                                    -------
                                                     (2,075)
Satisfied by:
    Cash.......................................      18,750
                                                    -------
Excess cost....................................     $20,825
                                                    =======

     (a) In April 1998, the Company completed the acquisition of Fit TV Partnership, with an effective date as of January 1, 1998, in which the Company paid $15,000 to Cable Health TV, Inc. in 1997 and $1,875 each to Reebok CHC, Inc. and Liberty CHC, Inc., representing 100% capital interest and a 92% profit interest in Fit TV Partnership, and accordingly, has been consolidated with the Company. An 8% minority profit interest in Fit TV Partnership was acquired by a third party. Had the capital interest been acquired at January 1, 1997, pro forma revenue would have increased by $2,922 for the nine months ended September 30, 1997, and net loss would have increased by $5,566 for the nine months ended September 30, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

  Fox/Liberty Networks, LLC (together with its subsidiaries, the "Company") operates two principal business units: (i) a sports programming business, consisting of interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and (ii) FX Network ("FX"), a general entertainment network. FSN provides its affiliated RSNs with 24 hour per day national sports programming, including a national sports news program, Fox Sports News. The Company was formed in April 1996, as a 50/50 joint venture between Fox Entertainment Group, Inc. ("Fox"), an indirect subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI").

  In December 1997, the Company consummated a transaction (the "Rainbow Transaction") with Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"), pursuant to which
(i) the Company acquired a 40% interest in Regional Programming Partners ("RPP") which was formed to hold interests in Rainbow's then existing RSNs and Madison Square Garden, L.P. (which, in addition to owning two RSNs, owns the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers NHL franchise and the New York Knicks NBA franchise), (ii) the Company and Rainbow formed National Sports Partners (the "National Sports Partnership") as a 50/50 partnership to operate FSN and (iii) the Company and Rainbow formed National Advertising Partners (the "National Advertising Partnership") as a 50/50 partnership to act as the national advertising sales representative for the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company.

  After giving effect to the Rainbow Transaction, the Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC ("Fox/Liberty Sports") and Fox Sports RPP Holdings, LLC ("Fox Sports RPP"), and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC ("Fox/Liberty FX").

  In August 1997, the Company and FLN Finance, Inc. ("FLN"), a subsidiary of the Company issued $500.0 million aggregate principal amount of their 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of their 9 3/4 % Senior Discount Notes due 2007. The net proceeds from these notes were used, along with proceeds from the Bank Facility (as defined below), to finance the Rainbow Transaction. In January 1998, pursuant to an exchange offer, the Company exchanged all of these notes for new notes, the terms of which were substantially identical to the original notes, which were registered by the Company under the Securities and Exchange Act of 1933, as amended.

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

SIGNIFICANT ACCOUNTING PRACTICES

 Basis of Presentation

  The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all subsidiaries in which it has a majority interest and voting control. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but does not have voting control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial position and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

  The following RSNs, together with Fox Sports Direct and FX, are consolidated in the financial statements of the Company, at September 30, 1998: Fox Sports West, Fox Sports West 2, Fox Sports Northwest, Fox Sports Utah, Fox Sports Arizona, Fox Sports South, Fox Sports Southwest, Fox Sports Rocky Mountain, Fox Sports Midwest and Fox Sports Detroit.

  As of September 30, 1998, the following RSNs and other businesses are accounted for using the equity method of accounting: Fox Sports Pittsburgh, the Sunshine Network, Fox Sports Chicago, Fox Sports Bay Area, Home Team Sports, RPP, the National Sports Partnership and the National Advertising Partnership.

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

  Entities that are consolidated in the financial statements of the Company, at September 30, 1997, therefore include subsidiary entities which own FX, Fox Sports West, Fox Sports West 2, Fox Sports Northwest, Fox Sports Utah, Fox Sports Arizona, Fox Sports South and Fox Sports Ad Sales, as well as certain operations within Fox Sports Net and, subsequent to March 13, 1997 Fox Sports Direct, Fox Sports Southwest, Fox Sports Rocky Mountain and Fox Sports Midwest. Fox Sports Detroit was launched in September 1997.

  As of September 30, 1997, the following RSNs are accounted for using the equity method of accounting: Fox Sports Pittsburgh, the Sunshine Network, Fox Sports Chicago, Fox Sports Bay Area and Home Team Sports, as well as certain operations within Fox Sports Net.

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

RESULTS OF OPERATIONS

  Three months ended September 30, 1998 as compared with the three months ended September 30, 1997

  As previously discussed, the Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the three months ended September 30, 1998 to the three months ended September 30, 1997 is affected significantly by two events: 1) Fox Sports Detroit was launched in September 1997 and 2) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of the contribution were accounted for under the equity method.

  Total revenues for the three months ended September 30, 1998 were $166.4 million, an increase of $46.1 million, or 38%, over the three months ended September 30, 1997. The increase in total revenue between the three month periods would have been $41.4 million, or 36%, excluding Fox Sports Detroit and the impact of FSN.

  Programming revenue was the largest source of revenue, representing 46% of total revenue, or $77.2 million, for the three months ended September 30, 1998. Advertising revenue represents 25% of total revenue, or $41.8 million, for the three months ended September 30, 1998. For the three months ended September 30, 1997, programming revenue was $57.8 million and advertising revenue was $23.6 million. Excluding the impact of FSN, programming and advertising revenue represented 48% and 20%, respectively, of total revenues for the three months ended September 30, 1997. Excluding Fox Sports Detroit, programming and advertising revenue for the three months ended September 30, 1998 represented 46% and 25%, respectively, of total revenue for the period.

  Excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by $15.0 million and $19.7 million, respectively in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. These increases represent a 28% increase and 92% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 28% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched in January 1997, a combined 5% subscriber growth in other RSNs and the continued subscriber growth of FX, which reached 36.9 million households as of September 30, 1998, a 13% increase over September 30, 1997. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 92% is comprised of a 51% increase in advertising revenue by FX and a 114% increase by RSNs, other than Fox Sports Detroit. Primetime weekday ratings on FX were flat in the three months ended September 30, 1998 as compared to the same period in the previous year. The addition of The X-Files and NYPD Blue to the primetime schedule in August, 1997 generated strong ratings for the launch, while ratings in the three months ended September 30, 1998 remained consistent throughout the period. The increased subscribers together with consistent ratings resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates, as well as an increase in the number of MLB events telecast. The number of local MLB games telecast by the Company's RSNs increased by 25% in the three months ended September 30, 1998, excluding Fox Sports Detroit, as compared to the same period in the prior year. Advertising rates per game increased for these MLB events in the three months ended September 30, 1998 as compared to the previous year.

  Operating expenses totaled $121.8 million for the three months ended September 30, 1998, which represented 73% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended September 30, 1997 totaled $98.2 million, or 82% of total revenues. Excluding Fox Sports Detroit and the impact of FSN, operating expenses for the three months ended September 30, 1998 and 1997 would have been $113.3 million and $83.0 million, respectively. On this basis, operating expenses represent 73% of total revenues for each of the three month periods. The increase in operating expenses is attributable to an increase in the number of MLB events, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs during or subsequent to the three month period ended September 30, 1997.

  General and administrative expenses totaled $20.2 million for the three months ended September 30, 1998, which represented 12% of total revenues. General and administrative expenses for the three months ended September 30, 1997 totaled $15.0 million, or 12% of total revenues. A non-cash charge to earnings was taken in the three months ended September 30, 1998 with respect to an equity appreciation rights plan in the amount of $2.3 million. Excluding this non-cash charge, general and administrative expenses would have been $17.9 million, or 11% of total revenues.

  Depreciation and amortization expenses totaled $6.7 million and $4.8 million for the three months ended September 30, 1998 and 1997, respectively. Of these amounts, $3.6 million and $3.0 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company. The increase is primarily due to the acquisition of an RSN in Detroit.

  Interest expense for the three months ended September 30, 1998 totaled $27.3 million as a result of $1.4 billion of debt outstanding as of September 30, 1998. The amount of debt is primarily attributable to (i) the Offering, pursuant to which the Company incurred $752.3 million of debt; (ii) the Bank Facility and indebtedness thereunder in the amount of $545.0 million; and (iii) the acquisition of certain assets in connection with the commencement of operations of Fox Sports Detroit, pursuant to which the Company incurred $25.7 million of debt.

  Equity loss of affiliates for the three months ended September 30, 1998 was $5.8 million, a decrease of $7.6 million, from equity income of $1.8 million for the three months ended September 30, 1997. For the three months ended September 30, 1998, equity loss of affiliates includes the Company's equity interests in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction, RPP and certain RSNs. For the three months ended September 30, 1997, equity income of affiliates included the Company's equity interests in certain RSNs. For the three months ended September 30, 1998, equity income of affiliates includes the effect of $1.9 million in amortization of excess cost relating to the Company's investment in RPP and the Sunshine Network.

Nine months ended September 30, 1998 as compared with the Nine months ended September 30, 1997

  As discussed above, the Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the nine months ended September 30, 1998 to the nine months ended September 30, 1997 is affected significantly by three events: 1) on March 13, 1997, upon the acquisition of the remaining interests in ARC by ARC LP, the Company assumed management control of ARC and subsequent to that date, Fox Sports Direct, Fox Sports Southwest, Fox Sports Midwest and Fox Sports Rocky Mountain were consolidated, 2) Fox Sports Detroit was launched in September 1997 and 3) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of the contribution were accounted for under the equity method.

  Total revenues for the nine months ended September 30, 1998 were $492.5 million, an increase of $165.2 million, or 50%, over the nine months ended September 30, 1997. Had the remaining interests in ARC been acquired at the beginning of the nine months ended September 30, 1997, total revenues would have increased by an additional $29.9 million for the period. The increase in total revenue between the nine month periods would have been 34%, or $116.9 million, had ARC been consolidated for the entire period, and excluding Fox Sports Detroit and the impact of FSN.

  Programming revenue was the largest source of revenue, representing 46% of total revenue, or $225.4 million, for the nine months ended September 30, 1998. Advertising revenue represents 25% of total revenue, or $123.9 million, for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, programming revenue was $164.3 million and advertising revenue was $73.9 million. Had ARC been consolidated for the entire period ended September 30, 1997 and excluding the impact of FSN, programming and advertising revenue would have been $164.8 million and $72.5 million in the nine months ended September 30, 1997. On this basis, as a percentage of total revenue for the nine months ended September 30, 1997, programming and advertising revenue represented 48% and 21%, respectively. Excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue for the nine months ended September 30, 1998 represented 44% and 26%, respectively, of total revenue.

  Had ARC been consolidated for the entire nine months ended September 30, 1997, and excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by $37.9 million and $48.3 million, respectively in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. These represent a 23% increase and 67% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 23% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched on January 31, 1997, subscriber growth in other RSNs and the continued subscriber growth of FX. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 67% is comprised of an 74% increase in advertising revenue by FX and a

64% increase by RSNs, other than Fox Sports Detroit. Primetime weekday ratings on FX increased by 26% in the nine months ended September 30, 1998 over the same period in the previous year due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and an increase in the number of professional events, primarily MLB and NBA games. Advertising rates per game increased for MLB, NBA and NHL events in the nine months ended September 30, 1998 as compared to the same period in the previous year. The number of local professional events increased by 32% over these same periods.

  Operating expenses totaled $372.1 million for the nine months ended September 30, 1998, which represented 76% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the nine months ended September 30, 1997 totaled $281.2 million, or 86% of total revenues. Had ARC been consolidated for the entire nine months ended September 30, 1997, and excluding Fox Sports Detroit and the impact of FSN, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $344.0 million and $250.1 million, respectively. On this basis, operating expenses represent 75% and 73% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in operating expenses is attributable to an increase in the number of professional events, primarily MLB games, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs during or subsequent to the nine month period ended September 30, 1997.

  General and administrative expenses totaled $61.5 million for the nine months ended September 30, 1998, which represented 12% of total revenues. General and administrative expenses for the nine months ended September 30, 1997 totaled $44.8 million, or 14% of total revenues. A non-cash charge to earnings was taken in the nine months ended September 30, 1998 with respect to an equity appreciation rights plan in the amount of $11.2 million. Excluding this non-cash charge, general and administrative expenses would have been $50.3 million, or 10% of total revenues.

  Depreciation and amortization expenses totaled $17.7 million and $13.4 million for the nine months ended September 30, 1998 and 1997, respectively. Of these amounts, $10.8 million and $8.2 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company. The increase is primarily due to the consolidation of ARC and the acquisition of an RSN in Detroit.

  Interest expense for the nine months ended September 30, 1998 totaled $81.9 million as a result of $1.4 billion of debt outstanding as of September 30, 1998. The amount of debt is primarily attributable to (i) the Offering, pursuant to which the Company incurred $752.3 million of debt; (ii) the Bank Facility and indebtedness thereunder in the amount of $545.0 million; and (iii) the acquisition of certain assets in connection with the commencement of operations of Fox Sports Detroit, pursuant to which the Company incurred $25.7 million of debt.

  Equity loss of affiliates for the nine months ended September 30, 1998 was $0.6 million, a decrease of $6.1 million, from equity income of $6.7 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, equity income of affiliates includes the Company's equity interests in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction, RPP and certain RSNs. For the nine months ended September 30, 1997, equity income of affiliates included the Company's equity interests in ARC and its related subsidiaries through March 13, 1997, and certain RSNs. For the nine months ended September 30, 1998, equity income of affiliates includes the effect of $5.8 million in amortization of excess cost relating to the Company's investment in RPP and the Sunshine Network and a $7.1 million gain on the sale of 50% of RPP's investment in Fox Sports New England.


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

  Net cash used in operating activities of the Company for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997 was $60.1 million and $147.1 million, respectively.

  Net cash used in investing activities of the Company for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997 was $41.3 million and $48.9 million, respectively.

  Net cash provided by financing activities of the Company for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997 was $69.6 million and $280.8 million, respectively.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8 % Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity of its 9 3/4 % Senior Discount Notes due 2007 through a public debt offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Company is in compliance with these covenants as of September 30, 1998.

  The Company has several credit facilities with different banks. The credit facilities restrict the amount of distributions that can be made to Members, and contain certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets. The Company is in compliance with these covenants as of September 30, 1998. During the nine months ended September 30, 1998, the Company incurred net borrowings of $70.2 million bringing the total amount borrowed under these credit facilities to $552.8 million as of September 30, 1998. The total unused commitments pursuant to these credit facilities were $255.0 million as of September 30, 1998.

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


NBA LOCKOUT

On June 29, 1998, the National Basketball Association ("NBA") league owners announced a lockout of the union members of the National Basketball Players Association ("NBPA"). As of October 29, 1998, the NBA has canceled games on the regular season schedule through November 30, 1998. The regular season schedule was to commence on November 3, 1998. Certain of these games were scheduled to be broadcast on the Company's RSNs. It is uncertain whether additional games will be canceled by the NBA or if games previously canceled will be reinstated to the regular season schedule. The Company does not believe that the lockout will have a material adverse effect on its consolidated financial position or its consolidated results of operations.


YEAR 2000

  The Company is implementing plans to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Certain programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

  The Company has been focused on the Year 2000 issue for several years since its normal capital spending plan requires it to ensure that significant investments in technology in the periods prior to December 31, 1999, would be for systems which would be operational after December 31, 1999. As a result of its assessment and capital planning, no acceleration of material planned systems replacements were made due to Year 2000 issues.

  Between now and January 1, 2000, the Company will proceed through its various phases of assessment, strategy, detailed planning, implementation, testing and management. The Company expects to be fully Year 2000 compliant with respect to all significant business systems during the first half of calendar 1999.

  The Company has in place a Year 2000 program in each of its operating divisions. These programs, which are executed by project teams, do not rely to a significant degree on outside consultants. The objectives of these Year 2000 programs are to determine and assess the risks of the Year 2000 issue and to plan and institute mitigating actions to minimize those risks to acceptable levels.

  The Company's standard for compliance requires that for a computer system or a business process to be Year 2000 compliant, it must be designed to be used prior to, on and after January 1, 2000. Such systems or processes must be able to operate without error in dates and date-related data, including without limitation, calculating, comparing, indexing and sequencing prior to, on and after January 1, 2000.

  The Company's Year 2000 project teams are focusing on the following major areas:

  Core Computer Systems. Information technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been or will be assessed. The Company's core systems relate to the broadcasting of programming and the placement of advertising, with respect to both of which the Company relies on standard package systems developed by vendors whose products are widely used in the industry. Information Technology vendors and suppliers have been or will be contacted as to their Year 2000 compliance and their responses have been or will be factored into the Company's plans.

  Equipment and Facilities. An inventory of all critical broadcast equipment, office equipment and building infrastructure is scheduled for all major sites.

  Customers and Vendors. The Company is communicating with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

  During calendar 1998 and 1999, the Company will continually review its progress against its Year 2000 plans and conclude on the appropriate and feasible contingency plans to reduce its exposure to Year 2000 related issues.

  Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  As of September 30, 1998 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and as described below.

  U.S. v. ASCAP. - Virtually every cable network is involved in this "rate court" proceeding in the Southern District of New York to set a formula for assessing music performance license fees on cable programming. Fox/Liberty Networks cable services pay ASCAP license fees under the current interim rate structure, which is calculated as a percentage of each network's gross revenues, and ASCAP is seeking an increase in those fees. The interim rate is subject to upward or downward adjustment in future rate court proceedings. The other major copyrighted music performance society, BMI, is assessing a negotiated interim license fee, and the final rate will be determined either by negotiation after the conclusion of the ASCAP rate court proceeding or in another rate court proceeding. The Company cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result thereof.

  ECHOSTAR - On October 27, 1997, Echostar Communications Corporation ("Echostar") filed a complaint with the FCC against the Company alleging that the Company had violated Section 548 of the Communications Act of 1934, as amended (the "1934 Act") and Sections 76.1000 et seq. of the FCC's Rules (the "FCC Rules") by discriminating against Echostar in the prices and other terms and conditions for distribution of regional sports programming to Echostar's subscribers by direct broadcast satellite. Echostar's claim is based on allegations that the Company licenses cable operators to distribute regional sports programming at lower prices and on more favorable terms than those contained in Echostar's contract with the Company. Echostar's complaint requests the FCC to order the Company to offer Echostar regional sports programming at rates and on terms that are no worse than those offered to other cable operators, to award damages in an unspecified amount, and to impose future reporting requirements to ensure non-discrimination. On December 10, 1997, the Company filed a response to the Echostar complaint denying any violation of the 1934 Act or the FCC Rules. On October 28, 1998, the FCC dismissed Echostar's complaint with prejudice on the grounds that the statute of limitations had expired.


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



                                     FOX/LIBERTY NETWORKS, LLC
Dated: November 13, 1998
                                     By:     /S/ Jeff Shell
                                        -----------------------------
                                                 Jeff Shell
                                         Executive Vice President and
                                           Chief Financial Officer


Dated: November 13, 1998
                                     By:     /S/ Jeff Shell
                                        -----------------------------
                                                 Jeff Shell
                                         Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.
-----------
27    Financial Data Schedule (for SEC purposes only).