Form 10-K405
period 1998-12-31
FOX LIBERTY NETWORKS LLC
filed 1999-03-31
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of Registrant's voting stock held by non-affiliates:
Not applicable

  Number of shares of common stock outstanding as of the close of the period covered by this report: None

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors discussed herein and in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the audited consolidated financial statements of the Company and related notes set forth elsewhere herein.

                                    PART I

Item 1. Business

Background

  Fox/Liberty Networks, LLC, a limited liability company organized under the laws of the State of Delaware in April 1996, (together with its subsidiaries, the "Company") is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. Fox/Liberty Networks, LLC is a holding company which provides cable programming through its sports programming operations, consisting of interests in RSNs and Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming featuring live and replay sporting events and original programming, a national sports news program, Fox Sports News, and other national sports programming services and through FX Network ("FX"), a general entertainment network.

  The Company is a 50%/50% joint venture (the "Fox/Liberty Joint Venture") between Fox Entertainment Group, Inc. ("Fox"), a majority-owned subsidiary of The News Corporation Limited ("News Corporation"), and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"). The Fox/Liberty Joint Venture was formed in April 1996.

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

  The Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC ("Fox/Liberty Sports") and Fox Sports RPP Holdings, LLC ("Fox Sports RPP"), and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC ("Fox/Liberty FX"). The remainder of the interests in these entities are held by affiliates of Fox and Liberty.

Overview

  The Company owns and operates 12 RSNs (the "O&O RSNs") and has direct or indirect equity interests ranging from 12% to 70% in an additional nine RSNs (together with the O&O RSNs, the "Company's RSNs"). The Company's RSNs are complemented by FSN, which provides national programming for distribution by RSNs. The O&O RSNs have rights to telecast live games of 37 professional sports teams in the National Basketball Association (the "NBA"), the National Hockey League (the "NHL"), Major League Baseball ("MLB") and numerous collegiate sports teams. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high prime time ratings and attractive subscriber fees from cable operators. The Company's strategy is to utilize its RSNs to build a national cable sports network under the "FOX" brand name based on a "broadcast network affiliate" model.

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming during the balance of the schedule. FSN's model is designed to increase the number of viewers before and after, as well as during, local sports events. The Company offers national advertisers the opportunity to purchase national and local advertising from one source in each of the top designated market areas ("DMAs") in the United States. The Company believes that sports programming is extremely attractive to both national and local advertisers due to the high ratings such programming generally achieves in the key male 18-49 demographic.

  The Company owns interests in, or is affiliated with, 25 RSNs. These RSNs have rights to telecast live games of 73 professional sports teams in the NBA, NHL and MLB (out of a total of 76 such teams in the United States) and numerous collegiate sports teams to approximately 62 million households out of a total of approximately 75 million households receiving basic cable or direct to home ("DTH") satellite service.

  The Company also owns and operates FX, a general entertainment network reaching approximately 37.9 million cable households. The Company also owns interests in various other entertainment and programming related businesses which it believes are complementary to its principal businesses.

Regional Sports Networks

  The following table lists the O&O RSNs, the Company's ownership interests in such RSNs, such RSNs' primary DMAs, the approximate number of cable subscribers for each of the O&O RSNs (as of December 31, 1998), and the professional sports teams with which each O&O RSN has sports programming rights agreements.

                 Ownership                      Subscribers
      RSN       Interest(1)        DMA         (in millions)         Team (League)
      ---       -----------        ---         -------------         -------------
   Fox Sports      100%          Dallas/            5.1      Dallas Mavericks (NBA)
   Southwest                    Ft. Worth;                   Dallas Stars (NHL)
                                 Houston;                    Houston Astros (MLB)
                               San Antonio                   Houston Rockets (NBA)
                                                             San Antonio Spurs (NBA)
                                                             Texas Rangers (MLB)

-------------------------------------------------------------------------------
   Fox Sports      100%        Los Angeles;         4.0      Los Angeles Lakers (NBA)
      West                      San Diego                    Anaheim Angels (MLB)
                                                             Los Angeles Kings (NHL)

-------------------------------------------------------------------------------
   Fox Sports      100%        Los Angeles;         2.5      Los Angeles Clippers (NBA)
     West2                      San Diego                    Mighty Ducks of Anaheim (NHL)
                                                             Los Angeles Dodgers (MLB)

-------------------------------------------------------------------------------
   Fox Sports      100%         Pittsburgh          2.0      Pittsburgh Pirates (MLB)
   Pittsburgh                                                Pittsburgh Penguins (NHL)

-------------------------------------------------------------------------------
   Fox Sports      100%          Denver;            2.1      Denver Nuggets (NBA)
     Rocky                     Kansas City                   Colorado Avalanche (NHL)
    Mountain                                                 Colorado Rockies (MLB)
                                                             Kansas City Royals (MLB)

-------------------------------------------------------------------------------
   Fox Sports      100%      Seattle/Tacoma;        2.1      Seattle Mariners (MLB)
   Northwest                     Portland                    Seattle SuperSonics (NBA)

-------------------------------------------------------------------------------
   Fox Sports
      Utah         100%       Salt Lake City        0.6      Utah Jazz (NBA)

-------------------------------------------------------------------------------
   Fox Sports      100%         St. Louis;          1.5      St. Louis Cardinals (MLB)
    Midwest                    Indianapolis                  St. Louis Blues (NHL)
                                                             Indiana Pacers (NBA)

-------------------------------------------------------------------------------
   Fox Sports      100%       Phoenix/Tucson        1.1      Arizona Diamondbacks (MLB)
    Arizona                                                  Phoenix Coyotes (NHL)

-------------------------------------------------------------------------------
   Fox Sports      100%          Detroit            2.3      Detroit Red Wings (NHL)
    Detroit                                                  Detroit Pistons (NBA)
                                                             Detroit Tigers (MLB)

-------------------------------------------------------------------------------
   Fox Sports       88%     Atlanta; Charlotte      6.3      Atlanta Braves (MLB)
     South                                                   Atlanta Hawks (NBA)
                                                             Charlotte Hornets (NBA)
                                                             Carolina Hurricanes (NHL)
                                                             Nashville Predators (NHL)

-------------------------------------------------------------------------------
    Sunshine       56.4%          Tampa/            3.8      Tampa Bay Lightning (NHL)
    Network                  St. Petersburg/                 Miami Heat (NBA)
                             Sarasota; Miami/                Orlando Magic (NBA)
                             Ft. Lauderdale;
                                 Orlando

-------------------------------------------------------------------------------
(1) The Fox/Liberty Joint Venture consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of individual entities in the chain of entities holding interests in RSNs and FX include interests held directly by affiliates of Liberty and Fox. See "Business--Certain Arrangements Regarding Ownership Interests."

  In addition, a contract with MLB allows the Company to nationally telecast 26 MLB games per year on each of FX and FSN.

  The following table lists the non-managed RSNs in which the Company owns equity interests, the Company's ownership interests in such RSNs, the primary DMAs in which such RSNs operate, the approximate number of subscribers of such RSNs (as of December 31, 1998), and the professional sports teams with which each RSN has sports programming rights agreements.

                   Ownership                            Subscribers
        RSN       Interest(1)           DMA            (in millions)        Team (League)
        ---       -----------           ---            -------------        -------------
    Fox Sports        70%             Chicago               3.1      Chicago Bulls (NBA)
      Chicago                                                        Chicago Blackhawks (NHL)
                                                                     Chicago White Sox (MLB)
                                                                     Chicago Cubs (MLB) (2)

--------------------------------------------------------------------------------
     Home Team       34.3%        Washington, DC;           4.3      Washington Capitals (NHL)
      Sports                         Baltimore                       Washington Wizards (NBA)
                                                                     Baltimore Orioles (MLB)

--------------------------------------------------------------------------------
    Fox Sports        70%          San Francisco/           2.8      San Francisco Giants (MLB)
     Bay Area                    Oakland/San Jose;                   Oakland A's (MLB)
                                    Sacramento/                      Golden State Warriors (NBA)
                                  Stockton/Modesto                   San Jose Sharks (NHL)
                                                                     Sacramento Kings(NBA)

--------------------------------------------------------------------------------
    Fox Sports        20%             Boston;               2.9      Boston Celtics (NBA)
    New England                     Providence;
                                      Hartford

--------------------------------------------------------------------------------
   SportsChannel      12%              Tampa/               3.0      Florida Marlins (MLB)
      Florida                 St. Petersburg/Sarasota;               Florida Panthers (NHL)
                                       Miami/                        Tampa Bay Devil Rays (MLB)
                                  Ft. Lauderdale;
                                  Orlando/Daytona/
                                     Melbourne

--------------------------------------------------------------------------------
    Fox Sports        40%            Cleveland;             2.1      Cleveland Indians (MLB)
       Ohio                           Columbus                       Cleveland Cavaliers (NBA)

--------------------------------------------------------------------------------
    Fox Sports        40%            Cincinnati             2.4      Cincinnati Reds (MLB)
    Cincinnati

--------------------------------------------------------------------------------
    Fox Sports       38.5%         New York City            4.3      New York Mets (MLB)
     New York                                                        New Jersey Nets (NBA)
                                                                     New York Islanders (NHL)
                                                                     New Jersey Devils (NHL)

--------------------------------------------------------------------------------
    MSG Network      38.5%         New York City            7.1      New York Yankees (MLB)
                                                                     New York Knicks (NBA)
                                                                     New York Rangers (NHL)

--------------------------------------------------------------------------------
(1) All ownership interests are indirect.

(2) Rights to telecast games beginning in the 1999 season.

  The following table lists third-party-owned RSNs currently affiliated with FSN, the primary DMAs in which such RSNs operate and the professional sports teams currently associated with such RSNs.

          RSN                    DMA                           Team (League)
          ---                    ---                           -------------
        Comcast              Philadelphia               Philadelphia Phillies (MLB)
       SportsNet                                        Philadelphia 76ers (NBA)
                                                        Philadelphia Flyers (NHL)

-------------------------------------------------------------------------------
    Midwest Sports           Minneapolis/               Minnesota Twins (MLB)
        Channel               St. Paul;                 Milwaukee Brewers (MLB)
                              Milwaukee                 Minnesota Timberwolves (NBA)
                                                        Milwaukee Bucks (NBA)

-------------------------------------------------------------------------------
        Empire                 Buffalo                  Buffalo Sabres (NHL)

-------------------------------------------------------------------------------
      New England               Boston                  Boston Red Sox (MLB)
   Sports Network(1)                                    Boston Bruins (NHL)

-------------------------------------------------------------------------------
(1) It is anticipated that FSN will enter into a primary affiliation agreement with Fox Sports New England upon the expiration (December 31, 1999) or earlier termination of its existing affiliation agreement with New England Sports Network.

 Owned and Operated RSNs

  The Company manages, and, together with affiliates of Fox and Liberty, owns 100% of, the following FSN-affiliated RSNs:

    Southwest. Launched in 1983, the Southwest RSN's coverage area includes Texas, Oklahoma, Arkansas, Louisiana and parts of New Mexico. As of December 31, 1998, there were approximately 5.1 million subscribers, representing 91% penetration of total basic cable subscribers in the region. The Southwest RSN currently has professional rights agreements with the Dallas Mavericks (NBA), the Houston Astros (MLB), the Dallas Stars
  (NHL), the San Antonio Spurs (NBA), the Houston Rockets (NBA) and the Texas Rangers (MLB) and collegiate contracts covering the Big 12.

    West/West2. Launched in 1985, the West RSN's coverage area includes southern California, Nevada and Hawaii. As of December 31, 1998, there were approximately 4.0 million subscribers, representing 99% penetration of total basic subscribers in the region. The West RSN currently has professional rights agreements with the Los Angeles Lakers (NBA), the Los Angeles Kings (NHL) and the Anaheim Angels (MLB) as well as collegiate contracts covering the University of Southern California, the University of California/Los Angeles and other PAC-10 teams.

    The West2 RSN, a second channel in the southern California region, was launched by the Company on January 31, 1997. As of December 31, 1998, there were approximately 2.5 million subscribers, representing 99% penetration of total basic subscribers in the region. The West2 RSN currently has professional rights agreements with the Los Angeles Dodgers (MLB), the Anaheim Mighty Ducks (NHL) and the Los Angeles Clippers (NBA).

   Pittsburgh. Launched in 1986, the Pittsburgh RSN's coverage area includes Pennsylvania, eastern Ohio, West Virginia and parts of New York and Maryland. As of December 31, 1998, there were approximately 2.0 million subscribers, representing 86% penetration of total basic subscribers in the region. The Pittsburgh RSN currently has professional rights agreements with the Pittsburgh Pirates (MLB) and the Pittsburgh Penguins (NHL) and collegiate sublicenses for games of the University of Pittsburgh and The Pennsylvania State University. In October 1998, Pittsburgh Hockey Associates, the owner of the Pittsburgh Penguins, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. A reorganization plan has not yet been approved. The Company believes that the Pittsburgh RSN will maintain its rights to telecast Pittsburgh Penguins games throughout and following the reorganization process either under its current telecast rights agreement, or under a new telecast rights agreement with the current or any new ownership group. However, because of uncertainties inherent in the bankruptcy process, there is no assurance that the Pittsburgh RSN will maintain its current rights, the loss of which could have a material adverse effect on the Pittsburgh RSN's business, financial position and results of operations.

    Rocky Mountain. Launched in 1988, the Rocky Mountain RSN's coverage area includes Colorado, Kansas, Missouri, Nebraska, New Mexico, South Dakota and Wyoming. As of December 31, 1998, there were approximately 2.1 million subscribers, representing 94% penetration of total basic subscribers in the region. The Rocky Mountain RSN currently has professional rights agreements with the Denver Nuggets (NBA), the Colorado Avalanche (NHL), the Colorado Rockies (MLB) and the Kansas City Royals (MLB) and collegiate contracts covering the Big 12 and Western Athletic Conferences.

    Northwest. Launched in 1988, the Northwest RSN's coverage area includes Washington, Oregon, Idaho, Alaska and western Montana. As of December 31, 1998, there were approximately 2.1 million subscribers, representing 94% penetration of total basic subscribers in the region. The Northwest RSN currently has professional rights agreements with the Seattle Mariners
  (MLB) and the Seattle SuperSonics (NBA) and collegiate contracts covering University of Washington, Washington State University, the University of Oregon, Oregon State University and the Big Sky Conference.

    Utah. Launched in 1989, the Utah RSN's coverage area includes Utah, southern Idaho, Montana, Nevada and western Wyoming. As of December 31, 1998, there were approximately 0.6 million subscribers, representing 94% penetration of total basic subscribers in the region. The Utah RSN currently has a professional rights agreement with the only professional sports team in the region, the Utah Jazz (NBA), and collegiate contracts covering the Western Athletic and Big Sky Conferences.

    Midwest. Launched in 1989, the Midwest RSN's coverage area includes Missouri, Indiana, Kentucky, Ohio, eastern Wisconsin and southern Illinois. As of December 31, 1998, there were approximately 1.5 million subscribers, representing 96% penetration of total basic subscribers in the region. The Midwest RSN currently has professional rights agreements with the St. Louis Cardinals (MLB), the Indiana Pacers (NBA) and the St. Louis Blues (NHL) and collegiate contracts covering the Big 12 Conference.

    Arizona. Launched in 1996, the Arizona RSN's coverage area includes Arizona and parts of Nevada. As of December 31, 1998, there were approximately 1.1 million subscribers, representing essentially 100% penetration of total basic subscribers in the region. The Arizona RSN has professional rights agreements with the Phoenix Coyotes (NHL) and the Arizona Diamondbacks (MLB) and collegiate contracts covering the University of Arizona, Arizona State University and other PAC-10 teams.

    Detroit. Launched in September 1997, the Detroit RSN, as of December 31, 1998, had approximately 2.3 million subscribers, representing 97% penetration of total basic subscribers in the region. The Detroit RSN's coverage area includes Michigan and northern Ohio. The Detroit RSN has professional rights agreements with the Detroit Red Wings (NHL), the Detroit Pistons (NBA) and the Detroit Tigers (MLB) and collegiate contracts covering teams from the Big 10 Conference.

  The Company manages, and, together with affiliates of Fox and Liberty, owns substantial equity interests in, the following RSNs:

    South. The Company owns 88% of the South RSN and the remaining 12% of the South RSN is owned by E.W. Scripps Company. Launched in 1990, the South RSN's coverage area includes Georgia, Alabama, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee. As of December 31, 1998, there were approximately 6.3 million total subscribers, representing 98% penetration of total basic subscribers in the region. The South RSN currently has professional rights agreements with the Atlanta Braves (MLB), the Atlanta Hawks (NBA), the Charlotte Hornets (NBA), the Nashville Predators (NHL) and the Carolina Hurricanes (NHL) and collegiate contracts covering the South East and Atlantic Coast Conferences. See "Business--Certain Arrangements Regarding Ownership Interests."

    Sunshine. The Company owns 56.4% of the Sunshine RSN and the remaining 43.6% of the Sunshine RSN is owned by various Multiple System Operators ("MSOs") operating in the region, including Comcast Corporation and Media One. In October 1998, the Company purchased additional ownership interests in the Sunshine RSN from Time Warner Entertainment. Launched in 1988, the Sunshine RSN coverage area includes most of Florida. As of December 31, 1998, there were approximately 3.8 million subscribers, representing 98% penetration of total basic subscribers in the region. The Sunshine RSN currently has professional rights agreements with the Orlando Magic (NBA), the Miami Heat
  (NBA) and the Tampa Bay Lightning (NHL) and collegiate contracts covering the University of Florida, Florida State University and the University of Miami. See "Business--Certain Arrangements Regarding Ownership Interests."

 Non-Managed RSNs

  The Company owns equity interests in, but does not manage, the following
RSNs:

    Chicago. The Company directly owns 50% of the Chicago RSN and owns an additional 20% of the Chicago RSN indirectly through RPP. A subsidiary of RPP currently owns 50% of the Chicago RSN and is the managing partner. Launched in 1986 and affiliated with FSN since January 1998, the Chicago RSN's coverage area includes Illinois, Iowa, Indiana and Wisconsin. As of December 31, 1998, there were approximately 3.1 million subscribers, representing 96% penetration of total basic subscribers in the region. Featured teams in this region include the Chicago Bulls (NBA), the Chicago Blackhawks (NHL) and the Chicago White Sox (MLB). The Chicago RSN recently entered into a telecast rights agreement with the Chicago Cubs (MLB) which commences in the 1999 season. Collegiate contracts cover DePaul University as well as the Big 10 Conference.

    D.C./Baltimore. The Company owns 34.3% of the D.C./Baltimore RSN, which operates under the name Home Team Sports ("HTS"), and the remaining 65.7% of the D.C./Baltimore RSN is owned by Group W. Launched in 1984 and affiliated with FSN since 1996, the D.C./Baltimore RSN's coverage area includes Maryland, parts of Washington, D.C., Delaware and Virginia. As of December 31, 1998, there were approximately 4.3 million subscribers, representing 97% penetration of total basic subscribers in the region. Featured teams include the Baltimore Orioles (MLB), the Washington Capitals
  (NHL) and the Washington Wizards (NBA), and college contracts covering teams in the Big East Conferences, Atlantic Coast Conference and Colonial Athletic Association.

    Bay Area. The Company directly owns 50% of the Bay Area RSN and owns an additional 20% of the Bay Area RSN through RPP. A subsidiary of RPP currently owns 50% of the Bay Area RSN and is the managing partner. Launched in 1990 and affiliated with FSN since January 1998, the Bay Area RSN's coverage area includes northern California, southern Oregon, Hawaii and northern Nevada. The Bay RSN area carries all FSN programming, with the exception of PAC-10 football and basketball. The PAC-10 programming will continue to be broadcast by Bay TV, a third-party-owned broadcast station in the region formerly affiliated with FSN, through December 31, 1999. As of December 31, 1998, there were approximately 2.8 million subscribers, representing 90% penetration of total basic subscribers in the region. Featured professional teams include the San Francisco Giants (MLB), the Oakland A's (MLB), the Golden State Warriors (NBA), the Sacramento Kings
  (NBA) and the San Jose Sharks (NHL), while collegiate contracts cover Stanford University and the University of California, Berkeley.

  Through its 40% ownership interest in RPP, the Company holds indirect ownership interests, in the following RSNs:

    New England. RPP manages and owns 50% of the New England RSN. Launched in 1984, the New England RSN's coverage area includes Massachusetts, Rhode Island, Vermont, New Hampshire, Maine and parts of Connecticut. It is anticipated that, upon the expiration (December 31, 1999) or earlier termination of FSN's existing affiliation agreement with New England Sports Network, the New England RSN will become an affiliate of FSN. As of December 31, 1998, there were approximately 2.9 million subscribers, representing 80% penetration of total basic subscribers in the region. The featured professional team is the Boston Celtics (NBA).

    Florida. RPP owns 30% of the Florida RSN and the remaining 70% of the Florida RSN is owned by Front Row Communications, Inc. ("Front Row"). Front Row is the managing partner of the Florida RSN. Launched in 1993, the Florida RSN's coverage area includes northern and southern Florida. As of December 31, 1998, there were approximately 3.0 million subscribers, representing 95% penetration of total basic subscribers in the region. Featured professional teams include the Florida Marlins (MLB), the Florida Panthers (NHL) and the Tampa Bay Devil Rays (MLB). The Tampa Bay Devil Rays, Inc. has an option to acquire 10% of the Florida RSN.

    Ohio. RPP manages and owns 100% of the Ohio RSN. Launched in 1989 and affiliated with FSN since January 1998, the Ohio RSN's coverage area includes Ohio, western Pennsylvania, northwest New York, West Virginia and Kentucky. As of December 31, 1998, there were approximately 2.1 million subscribers, representing 91% penetration of total basic subscribers in the region. Featured professional teams include the Cleveland Indians (MLB) and the Cleveland Cavaliers (NBA).

    Cincinnati. RPP manages and owns 100% of the Cincinnati RSN. Launched in 1989 and affiliated with FSN since January 1998, the Cincinnati RSN's coverage area includes Ohio, Kentucky and Indiana. As of December 31, 1998, there were approximately 2.4 million subscribers, representing 94% penetration of total basic subscribers in the region. The featured professional team is the Cincinnati Reds (MLB).

    New York. RPP owns and operates two RSNs in the New York region: The Madison Square Garden Network ("MSG") and Fox Sports New York, formerly SportsChannel New York. RPP manages and owns 96.3% of each of MSG and Fox Sports New York. The remaining 3.7% of each of MSG and Fox Sports New York is owned by ITT Corporation ("ITT"), through its 3.7% ownership interest in Madison Square Garden, L.P. ("MSG, L.P."). ITT and Cablevision have entered into an agreement pursuant to which ITT's remaining interest in MSG, L.P. will be redeemed. A subsidiary of RPP is the managing partner of the New York RSNs. See "Certain Relationships and Related Transactions."

    Acquired in 1994 as Madison Square Garden Network, MSG's coverage area includes New York and parts of New Jersey and Connecticut. As of December 31, 1998, there were approximately 7.1 million subscribers in the region. Featured professional teams include the New York Knicks (NBA), the New York Rangers (NHL) and the New York Yankees (MLB).

    Launched in 1982 and an affiliate of FSN since January 1998, Fox Sports New York's coverage area includes New York and parts of New Jersey and Connecticut. As of December 31, 1998, there were approximately 4.3 million subscribers in the region. Featured professional teams include the New Jersey Nets (NBA), the New York Islanders (NHL), the New Jersey Devils
  (NHL) and the New York Mets (MLB).

    Through its ownership of MSG, L.P., RPP has a 96.3% ownership interest in the New York Knicks (NBA), the New York Rangers (NHL), the Madison Square Garden facilities and Radio City Productions LLC ("RCP"). RPP also has a 100% ownership interest in Metro Channel LLC, a company established by Rainbow to own and operate the Metro Channel. The Metro Channel is intended to provide programming of particular interest to a region, such as local news, business, entertainment and sports.

 Rights Agreements

  The right to telecast professional sports events is obtained through rights agreements entered into between an RSN and an individual professional sports team. Rights agreements are generally for a specified number of games per season for a specified number of years and for a specified market area as determined by the respective leagues. The acquisition of programming rights pursuant to a rights agreement allows an RSN to telecast those games which are subject to the agreement on an exclusive basis. The average term of rights agreements (from commencement to scheduled termination) entered into by the O&O RSNs in 1998, and to date in 1999, is 6.9 years. Certain of the rights agreements contain provisions for early termination or renegotiation of the terms therein prior to their scheduled termination. In addition, the O&O RSNs' rights agreements generally contain certain rights with respect to a subsequent term such as rights of first refusal, rights of first negotiation or rights to match offers made by third parties. The Company's objective is to renew O&O RSN rights contracts on favorable terms. However, the renewal costs could substantially exceed the original contract cost, the O&O RSNs could be outbid for such rights contracts or rights holders could elect to retain the rights for their own use. The loss of rights could impact the extent of the Company's regional sports coverage, which could adversely affect the Company's ability to sell local and national advertising time and, in some cases, to maintain affiliate fees. See "Business--Competition," "Business-- Advertising" and "Business--Affiliated Cable Systems and Subscribers."

  The O&O RSNs' collection of rights agreements is diversified, with a total of 37 professional rights contracts. These contracts include rights to 12 MLB teams, 14 NBA teams and 11 NHL teams. The O&O RSNs, through affiliation with FSN, also have rights to three of the country's top collegiate football conferences, the PAC-10, Big 12 and Conference USA.

 Fox Sports Direct

  Fox Sports Direct packages and distributes via satellite the programming of various RSNs. In addition to providing sports programming produced by the O&O RSNs, Fox Sports Direct also distributes sports programming produced by certain third-party-owned RSNs pursuant to arrangements with such RSNs. The Company is currently the nation's largest provider of sports programming for the DTH market, reaching approximately 5.6 million DTH households. Fox Sports Direct packages the programming of various RSNs for distribution to the Ku-Band marketplace by DirecTV, Inc. and EchoStar Communications Corporation's Dish network. In addition, Fox Sports Direct distributes certain programming to the residential C-band marketplace.

 Fox Sports Net

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming during the balance of the schedule. Hence, the primary function of FSN is to complement regional sports programs with a synchronized schedule of quality national programming, the cornerstone of which is Fox Sports News. Fox Sports News provides comprehensive coverage of all sports news nationwide, presenting a consistent brand image with high quality on-air graphics. Fox Sports News consists of a half hour pre-game news show aired at 6:30 p.m. and a two hour wrap-up news program aired at 10:00 p.m., each of which is shown locally in each time zone. FSN also provides other sports programming events, including nationally televised MLB games, NCAA college football and basketball, boxing, PGA golf, Formula One racing, and other sporting events, as well as original sports-related programming such as The Last Word and Goin' Deep. In addition to providing national programming, FSN also supplies corporate and marketing support, as well as technical operations to the Company's RSNs, helping to create one cohesive network.

  FSN has entered into affiliation agreements with RSNs across the country including the Company's O&O RSNs, certain RSNs that RPP owns and operates and, in certain regions where the Company does not hold interests in RSNs, with third-party-owned RSNs. These agreements allow the RSNs to carry certain programming of FSN in exchange for a per subscriber fee. The affiliation agreements also permit FSN to market and sell advertising time during the national portions of the RSN's programming schedule. Pursuant to separate advertising representation agreements, the National Advertising Partnership is permitted to sell advertising time for the RSN during a portion of the RSN's regional sports programming.

 Affiliated Cable Systems and Subscribers

  During fiscal year 1998, the O&O RSNs generated approximately 62% of their revenues, excluding DTH revenues, from subscriber fees paid by affiliated cable systems. As of December 31, 1998, the Company's O&O RSNs transmitted programming to approximately 5,150 local affiliated cable systems in 35 states.

  Each of the Company's RSNs enters into affiliation agreements with MSOs and/or individual cable system operators. Such agreements typically run for five to seven years and generally provide for annual rate increases. Under affiliation agreements, cable system operators must distribute the RSN service to a certain number of subscribers and/or maintain a certain subscriber base penetration level. The same criteria are generally used as the basis for calculating the monthly fees paid by the cable operator to the Company for its programming. The Company's RSNs command license fees in excess of average fees charged by basic cable networks overall, but generally consistent with fees charged by other cable network providers of live regional sports programming. The Company's affiliation agreements have staggered expiration dates, with an average maturity of approximately six years (from commencement to scheduled termination).

  The Company's RSNs' programming meets many subscribers' demands for increased local and national sports programming. Current industry trends suggest that many new channels to be offered by cable system operators will be offered on a pay-per-view, a la carte or digital tier basis as the operators seek to compete against the extensive choices offered by DTH distribution systems. As advertiser supported networks, RSNs depend on achieving and maintaining carriage within the basic cable programming package, as the subscriber penetration rate for pay-per-view or a la carte programming packages is substantially less than the penetration rate achieved by basic programming packages. To date, the strong demand for the Company's RSNs' local and national sports programming has allowed the Company's RSNs to either maintain or establish a presence on the basic programming package while expanding within the DTH market.

 Advertising

  FSN and the Company's RSNs derive significant revenues from selling a fixed supply of advertising inventory, comprised of advertising time slots ("units") shown during the Company's national and regional programming. The inventory is divided among national network, national spot and local advertising. Regional professional sports events such as basketball, hockey and baseball, as well as other local sports programming, currently carry both national spot and local advertising. Network programming such as Fox Sports News, nationally televised MLB games and PGA golf includes national network, national spot and local advertising. The Company's approach offers national advertisers the unique ability to purchase national network, national spot and local advertising from one source in each of the top DMAs.

  Local advertising is sold at the RSN level, and national network and national spot units are sold at the national level by the National Advertising Partnership. The National Advertising Partnership's centralized inventory management for the national network, national spot and local advertising categories of inventory enables the Company to respond to supply and demand, and to allocate inventory across advertising categories, such that units are sold to the advertiser willing to pay the highest rate, regardless of market. Accordingly, the split of advertising time between national network, national spot and local advertising varies across markets and is dictated by pricing conditions in each specific market at any point in time. The Company believes that this ability to buy units across advertising categories and across regions from one source also provides advertisers with a more efficient purchasing mechanism.

  Total advertising revenues are a function of the audience viewing level, the average cost of each incremental viewer and the number of advertising units sold. The audience viewing level, or audience delivery, is determined by the number of subscribers to whom the programming is available and the portion of those subscribers who are tuned into the programming, as measured by ratings achieved by FSN and the RSNs. FSN uses A.C. Nielsen, Inc. ("Nielsen") to provide metered estimates of audience viewing levels which are widely accepted by advertisers as a basis for measuring audience delivery. The cost of each incremental viewer is quantified by the cost per thousand homes ("CPM") or the cost per point ("CPP"). The CPM or CPP is negotiated by the advertiser and the telecaster, and will vary depending on the type and schedule of the program that will carry the advertisement and the overall reach or ubiquity of the network (i.e. cable networks with more subscribers are generally able to command higher CPMs). CPMs are used in selling national network while CPPs are used in the national spot and local advertising markets.

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

  FSN provides 24 hours of national programming each day, which is made available for all affiliated RSNs. Each RSN has the opportunity to receive and deliver the national programming when no regional professional sports event or locally-produced programming is available. This national service is treated like a separate RSN with its own Master Control and technical operations.

  Fox Sports News, the cornerstone of FSN's programming, is produced live daily from 3:00 p.m. until 12:00 a.m. Pacific time. The show is delivered to the Company's uplink facility located in Houston via a direct fiber optic connection. A separate news integration control studio, which uses technology similar to a Master Control, brings each affiliated RSN into and out of the live news telecast. Once a professional sports event or other regularly scheduled program ends, the RSN joins the news telecast. The integration studio makes sure that each RSN joins Fox Sports News during a commercial break only, and never during the program in progress. Commercial inserts and on-air promotional materials are handled through each RSN's Master Control.

FX

  FX was launched in June 1994. As of December 31, 1998, FX reached approximately 37.9 million cable households and has become a popular choice among cable viewers. FX's strength has been derived from its ability to bring award-winning television series to cable and from its access to the Twentieth Century Fox film library. In addition, FX carries sports programming with coverage of MLB, college football and college basketball.

  FX's line-up for the Fall 1998 season included "M*A*S*H," "Beverly Hills 90210," "The X-Files" and "NYPD Blue." Recently, as FX continues to increase its presence as a leading general entertainment cable network, the cable rights to "Millenium" and "Married With Children" have been acquired as well as a slate of feature films including "The Full Monty," "The X-Files" and "Jackie Brown." FX's extensive programming library also includes television hits like "Batman," "The A-Team" and "Mission: Impossible."

  In addition, FX provides cable viewers with a line-up of sports coverage. MLB was introduced in 1997, with live coverage of national games airing one night per week. FX also airs live coverage of various college football and basketball games.

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

Competition

 General

  The business of distributing sports programming for cable and satellite television is highly competitive. A number of basic and pay television programming services (such as ESPN) as well as free over-the-air broadcast networks provide programming that targets the Company's RSNs' audience. The business of distributing general entertainment programming for cable and satellite television is also highly competitive. A number of basic and pay television programming services (such as USA Network and Turner Network Television) as well as free over-the-air broadcast networks provide programming that targets the same viewing audience as FX.

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

 RSNs

  The Company is currently the only national network distributing a full range of sports programming on both a national and regional level. On a national level, the Company's primary competitor is ESPN, and to a lesser extent, ESPN2. However, while ESPN and ESPN2 currently focus exclusively on the national television and cable market, national programming is only a part of the Company's overall objective. The Company's major focus is regional sports programming. Since ESPN and ESPN2 do not currently program specifically for local audiences or solicit regional or local advertisers, they do not directly compete with the Company's RSNs. However, team owners and other sports programming providers and distributors such as Time Warner, Inc. and Southwest Sports Group, have recently announced plans to distribute events of teams owned by them on a regional basis. Companies such as these, or others, may seek to establish regional sports programming services that are competitive with the Company's RSNs. In addition, ESPNews and CNN/SI, each offer a 24 hour sports news format which competes directly with Fox Sports News.

  In addition to competition for cable distribution, viewers and advertisers, the Company's RSNs also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, FSN competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The Company's RSNs also compete for local and regional rights with those independent syndicators, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems. The owners of teams may also launch their own regional sports network and contract with cable television systems for carriage.

 FX

  FX faces competition in the acquisition of distribution rights to programming produced by other diversified media companies, due to industry consolidation and the elimination of the financial interest and syndication rules. Many of FX's competitors are larger and have financial and other resources substantially greater than those of the Company. Certain of these organizations are "vertically integrated" (i.e., producing, distributing and exhibiting their own programming). Industry integration may impact FX's ability to acquire programming distribution rights, as it is likely that vertically integrated media companies will sell programming distribution rights to their cable network subsidiaries. The effect of such distribution patterns would be to reduce the availability of such programming and to increase the cost of programming that is available for acquisition by FX. With the repeal of certain governmental regulations which formerly prohibited the broadcast networks from acquiring financial interests in, and syndication rights to, television programming, this trend towards vertical integration and, accordingly, competition in the industry, is expected to increase. See "Business--Regulation and Legislation."

Satellite Distribution

  All programming for the Company is transmitted from the Company's facilities located in Houston, Los Angeles and Seattle. Local teleports near each facility provide uplink services to deliver the Company's programming to transponders on various geosynchronous satellites which, in turn, are received by cable system operators, DTH services and other customers.

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

  Programming for FX is distributed using two separate feeds on two separate satellite transponders, one for the Eastern, Central and certain portions of the Mountain time zone and one for all other portions of the Mountain time zone and the Pacific time zone.

  The Company's business depends upon the launch and operation of satellites by third parties. During 1998, the Company leased 22 full-time transponders, however leases on 3 of these transponders expired on December 31, 1998. Twelve of the 19 continuing transponders, with leases expiring between 1999 and 2006, are used by its domestic sports networks. Of these 12 transponders, 6 are on Satcom C-1, with three leases direct from GE Americom ("GE"), two leases from GE via a WTCI sublease and one lease from GE via a Fox Broadcasting sublease. With respect to the remaining six full-time domestic sports transponders, three are also leased from GE (one on GE-1, one on Satcom C-3 and one on GE-
3), one from Primestar on its Ku-band service and two from PanAmSat Corporation on the Hughes Galaxy VII satellite. The remaining seven of the 19 continuing transponders are used by entities other than the Company's domestic sports networks. Of these seven transponders, one is leased from GE on GE-3, one is leased from PanAmSat Corporation and one from Broadcast Development, Inc. on the Hughes Galaxy VII satellite, one is leased from GE via a WTCI sublease on Satcom C-1, one is leased from GE on Satcom C-3, one is leased from Unlimited Satellite Services on GE-3 and one is leased from Fox Family Worldwide on the Hughes Galaxy V satellite. FX uses two of these transponders. The others are subleased to Fox News Channel, FXM, FIT-TV, Fox Sports World and NDTC (all affiliates of Fox). See "Certain Relationships and Related Transactions."

  Commencing in 1998, the Company began to digitally compress its transmissions to three of the four transponders on Galaxy VII. This transition to digital transponder equipment will continue in 1999. Through compression, the Company will be able to combine up to eight services on one transponder, using bit rates ranging from 4 to 7 megabits per second. This will improve signal quality, programming and "switching" capability, growth opportunities, and will also result in significant cost savings due to the reduced transponder requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operatons" and "Certain Relationships and Related Transactions."

  Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. Because the Company's primary satellites (Galaxy VII and Satcom C-1) are already in orbit, the Company does not expect to face any significant launch risks over the next several years. In 2006, which is the projected end of useful life for Galaxy VII, the Company might again face satellite launch risk, depending on the selected transponder migration plans at that time. Failure or disruption of satellites that are already operational, such as Satcom C-1 and Galaxy VII, could have a material adverse effect on the Company. The Satcom C-1 transponder leases have minimal back-up in the event of transponder or satellite failure, and the Company would have to rely on spare transponder capacity (available internally as well as via third parties) and alternative program scheduling methods in the event of loss of one or more Satcom C-1 transponders. The Galaxy VII and Satcom C-3 transponder leases are "protected," in that these leases provide for transmission on a back-up satellite should a serious transmission or reception fault occur. With the full implementation of the Company's digital compression plans during 1998-1999, all of the Company's services will be either on Galaxy VII or Satcom C-3 and, thus "protected."

Regulation and Legislation

  Certain aspects of the Company's programming operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended, by the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), which amended the 1984 Act, and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level.

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

 Federal Regulation and Legislation

  The 1992 Act subjected all cable television operators not subject to "effective competition" to rate regulation. Rate regulation under the 1992 Act resulted in a reduction of rates to some subscribers in some markets. The 1996 Act phases out cable rate regulation, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational and governmental access channels, and must be provided to all subscribers). Rate regulation of all non-basic services will be completely eliminated on March 31, 1999. In response to the 1992 Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced "basic" tier, while offering satellite-delivered programming services such as the Company's on a different service tier. To the extent such retiering or repricing of the Company's networks induces customers to discontinue their subscriptions, the Company's financial performance could be adversely affected. Deregulation of rates pursuant to the 1996 Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Act. On the other hand, to the extent that rate deregulation causes a material increase in cable rates, the individual subscriber base of the Company could be decreased, potentially affecting the Company's subscriber revenues.

  FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of TCI's ownership of Liberty, the Company's programming services are subject to these requirements. The FCC has recently adopted regulations to speed the processing of program access complaints, and Congress is considering legislation, which, if enacted, would extend program access rules to terrestrially-delivered programming. Similarly, Cablevision is deemed to have an attributable interest in Regional Programming Partners ("RPP"). The FCC's program access and non-discrimination regulations therefore affect the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multichannel multipoint distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which a TCI or a Cablevision system with 75 channels or less will not be able to carry one or more of the Company's services (or in the case of Cablevision, an RPP service) or will have to remove another affiliated channel.

  The FCC's regulations concerning political advertising also apply to certain cable television programming services carried by cable system operators. The Company must provide program ratings information and increased closed captioning of its cable programming services to comply with FCC regulations, which could increase its operating expenses.

  FCC regulations implementing the 1992 Act require each television broadcaster to elect, at three year intervals, either to (i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The FCC recently has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television signals on cable systems, including carriage during the period of transition from analog to digital signals.

 State and Local Regulation

  Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The 1984 Act places certain limitations on a local franchising authorities ("LFAs") ability to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows LFAs to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows LFAs to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, LFAs are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

  The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities are responsible for regulating the rates charged for the basic tier of service. Local rate regulation for a particular system could result in resistance on the part of the cable operator pay to the amount of subscriber fees charged by the Company for its programming.

  Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies.

Patents, Trademarks and Licenses

  In connection with the formation of the Company and the Rainbow Transaction, Twentieth Century Fox Film Corporation and Fox Broadcasting Company agreed to grant the Company a non-exclusive, royalty free license, with the right to sublicense to RSNs, to use the "FOX" brand name and certain related artwork. See "Certain Relationships and Related Transactions."

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

Employees

  As of December 31, 1998, the Company, together with its O&O RSNs and other subsidiaries, had 1,268 full-time employees. The Company also regularly engages freelance creative staff and other part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.

Certain Arrangements Regarding Ownership Interests

 Fox/Liberty Joint Venture

  Fox/Liberty Networks, LLC. Fox/Liberty Networks, LLC is the principal holding company for the Fox/Liberty Joint Venture. Liberty/Fox Sports Financing LLC (an entity in which LMC Newco U.S., Inc. ("LMCI"), a subsidiary of Liberty, and Fox each hold 50% membership interests) holds a 38.314% membership interest and each of LMCI and Fox Regional Sports Holdings, Inc., a subsidiary of Fox, hold 30.843% membership interests.

  Fox/Liberty Sports. Fox/Liberty Sports is a holding company which holds the Company's interests in certain cable sports telecasting businesses, including its interests in certain RSNs. The Company holds a 99% membership interest in Fox/Liberty Sports. Liberty Sports Member, Inc. ("LSM"), an affiliate of Liberty, holds a .5% membership interest in Fox/Liberty Sports and Fox Regional Sports Member ("FRSM"), an affiliate of Fox, holds a .5% membership interest in Fox/Liberty Sports.

  Fox/Liberty FX. Fox/Liberty FX owns and operates FX. The Company holds a 99% membership interest in Fox/Liberty FX. Liberty FX, Inc., an affiliate of Liberty, holds a .5% membership interest and FX Holdings, Inc., an affiliate of Fox, holds a .5% membership interest.

  Fox Sports RPP. Fox Sports RPP is a holding company which holds the Company's interest in RPP. The Company holds a 99% membership interest in Fox Sports RPP. LSM holds a .5% membership interest in Fox Sports RPP and FRSM holds a .5% interest in Fox Sports RPP.

 Owned and Operated RSNs

  Southwest. The Southwest RSN is operated through ARC Holding, Ltd. ("ARC Holding"). Affiliated Regional Communications, Ltd. ("ARC Ltd.") holds a 99% limited partnership interest in ARC Holding and Sports Holding Inc., a wholly-owned subsidiary of ARC Ltd. holds a 1% limited partnership interest. Liberty/Fox ARC L.P. ("ARC L.P.") holds a 100% equity interest and 62.6799% capital limited partnership interest in ARC Ltd. and LMC Regional Sports, Inc., an affiliate of Liberty, holds a 37.3201% capital general partnership interest. Fox/Liberty Sports holds a 98% limited partnership interest in ARC L.P., New LMC ARC, Inc., a subsidiary of Liberty, holds a 1% general partnership interest and FRSM holds a 1% limited partnership interest.

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

  South. The South RSN is operated through SportSouth Network, Ltd. ("South Ltd."). LMC Southeast Sports, Inc. ("LMC Southeast") holds a 1% limited partnership capital interest and a 43% general partnership capital interest in South Ltd. SportSouth Holdings, LLC (jointly owned by LMC Southeast and LMC Southeast's direct parent) holds a 1% general partnership profits interest and a 43% limited partnership profits interest and Liberty SportSouth Inc. (a wholly-owned subsidiary of LMC Southeast) holds a 1% general partnership capital and profits interest and a 43% limited partnership capital and profits interest in South Ltd. The remaining 12% general partnership interest in South Ltd. is held by E.W. Scripps Company. Liberty/Fox Southeast LLC holds 100% of the equity interest and 49% of the voting interest of LMC Southeast and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. Fox/Liberty Sports holds a 99% membership interest in Liberty/Fox Southeast LLC, New LMC Southeast, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest.

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

  Sunshine. The Sunshine RSN is operated through Sunshine Network ("Sunshine Network"), a joint venture with ARC Ltd. holding a 49% interest and Sunshine Network of Florida, Ltd. ("SNFL") holding a 51% interest. LMC Sunshine, Inc. holds a 14.362% limited partnership interest in SNFL and Sunshine Network, Inc. ("SNI"), an entity in which LMC Sunshine, Inc. holds a 14.507% interest, holds a 1% general partnership interest. The remaining interests in SNFL, Ltd. are held by various regional cable MSOs. Liberty/Fox Sunshine LLC holds 100% of the equity interest and 49% of the voting interest of LMC Sunshine, Inc. and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. Fox/Liberty Sports holds a 99% membership interest in Liberty/Fox Sunshine LLC, New LMC Sunshine, Inc., an affiliate of Liberty, holds a .5% membership interest and FRSM holds a .5% membership interest. In October 1998, the Company, together with certain other partners in SNFL and shareholders of SNI, acquired Time Warner Entertainment's 29.647% limited partnership interest in SNFL and 29.946% interest in SNI, respectively.

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

 Non-Managed RSNs

  Chicago. The Chicago RSN is operated through SportsChannel Chicago Associates ("Chicago Associates"). RPP holds a 50% interest in Chicago Associates and Fox/Liberty Chicago, LLC holds a 50% interest. Fox/Liberty Sports holds a 98% membership interest in Fox/Liberty Chicago, LLC, New LMC Chicago, Inc., an affiliate of Liberty, holds a 1% membership interest and FRSM holds a 1% membership interest.

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

  Bay Area. The Bay Area RSN is operated through SportsChannel Pacific Associates ("San Francisco Associates"). RPP holds a 50% interest in San Francisco Associates and Fox/Liberty Bay Area, LLC holds a 50% interest. Fox/Liberty Sports holds a 98% membership interest in Fox/Liberty Bay Area, LLC, New LMC Bay Area, Inc., an affiliate of Liberty, holds a 1% membership interest and FRSM holds a 1% membership interest.

 Regional Programming Partners

  New England. The New England RSN is operated through SportsChannel New England, a wholly owned subsidiary of RPP. RPP holds a 50% ownership interest in the New England RSN and Media One, Inc. holds a 50% interest.

  Florida. The Florida RSN is operated through SportsChannel Florida Associates ("Florida Associates"). RPP holds a 30% interest in Florida Associates and the remaining 70% of Florida Associates is held by Front Row. The Tampa Bay Devil Rays, Inc. has an option to purchase 10% of the Florida RSN.

  Ohio. The Ohio RSN is operated through SportsChannel Ohio Associates ("Ohio Associates"), a wholly-owned subsidiary of RPP Associates.

  Cincinnati. The Cincinnati RSN is operated through SportsChannel Cincinnati Associates ("Cincinnati Associates"), a wholly-owned subsidiary of RPP.

  New York. RPP currently owns and operates two RSNs in the New York region:
The Madison Square Garden Network, operated through Madison Square Garden, L.P. ("MSG, L.P."), and Fox Sports New York, operated through SportsChannel Associates ("SportsChannel New York Associates"), a wholly-owned subsidiary of MSG, L.P. RPP holds a 96.3% interest in MSG, L.P. and ITT holds the remaining 3.7% interest. ITT and Cablevision have entered into an agreement pursuant to which ITT's remaining interest in MSG, L.P. will be redeemed.

Item 2. Properties

  The Company's corporate facilities are located in Los Angeles, California where it leases approximately 66,600 square feet of office space from New World Communications Group Incorporated, an indirect, wholly-owned subsidiary of Fox. See "Certain Relationships and Related Transactions."

  In addition to the corporate facilities, the Company also leases office facilities located in the market of each of the Company's RSNs, technical and uplink facilities located in Houston, Texas and Los Angeles, California and various sales offices located throughout the United States. The Company has national ad sales offices in New York, Boston, Atlanta, Detroit, Chicago, Dallas, Los Angeles and San Francisco. The Company's RSNs have sales offices in Houston, Ft. Lauderdale, Kansas City, Tallahassee, Tampa and Salt Lake City. The O&O RSNs lease office space within the market that they serve and are summarized as follows:

                           RSN                          Location
                           ---                          --------
   Southwest........................................... Irving, Texas
   West/West2.......................................... Los Angeles, California
   Pittsburgh.......................................... Pittsburgh, Pennsylvania
   Rocky Mountain...................................... Denver, Colorado
   Northwest........................................... Bellevue, Washington
   Utah................................................ Salt Lake City, Utah
   Midwest............................................. St. Louis, Missouri
   Arizona............................................. Phoenix, Arizona
   Detroit............................................. Detroit, Michigan
   South............................................... Atlanta, Georgia
   Sunshine............................................ Orlando, Florida

  Fox Sports Direct leases its corporate office space in Irving, Texas. FX also leases sales offices in Los Angeles, Chicago and New York.

  The Company does not own any real property. The Company believes that its current office and production space, together with space readily available in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

  As of December 31, 1998 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

  U.S. v. ASCAP - Virtually every cable network is involved in this "rate court" proceeding in the Southern District of New York to set a formula for assessing music performance license fees on cable programming. The Company's cable services pay ASCAP license fees under the current interim rate structure, which is calculated as a percentage of each network's gross revenues, and ASCAP is seeking an increase in those fees. The interim rate is subject to upward or downward adjustment in future rate court proceedings. The other major copyrighted music performance society, BMI, is assessing a negotiated interim license fee, and the final rate will be determined either by negotiation after the conclusion of the ASCAP rate court proceeding or in another rate court proceeding. The Company cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result therof.

  Echostar--On October 27, 1997, Echostar Communications Corporation ("Echostar") filed a complaint with the FCC against the Company alleging that the Company had violated Section 548 of the Communications Act of 1934, as amended (the "1934 Act") and Sections 76.1000 et seq. of the FCC's Rules (the "FCC Rules") by discriminating against Echostar in the prices and other terms and conditions for distribution of regional sports programming to Echostar's subscribers by direct broadcast satellite. Echostar's claim is based on allegations that the Company licenses cable operators to distribute regional sports programming at lower prices and on more favorable terms than those contained in Echostar's contract with the Company. Echostar's complaint requests the FCC to order the Company to offer Echostar regional sports programming at rates and on terms that are no worse than those offered to other cable operators, to award damages in an unspecified amount, and to impose future reporting requirements to ensure non-discrimination. On December 10, 1997, the Company filed a response to the Echostar complaint denying any violation of the 1934 Act or the FCC Rules. On October 28, 1998, the FCC dismissed Echostar's complaint with prejudice on the grounds that the statute of limitations had expired. On November 27, 1998 Echostar filed a petition for the FCC to reconsider its decision in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not Applicable

Item 6. Selected Financial Data

  The selected financial data of the Company as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 and for the eight months ended December 31, 1996 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this report.

  The selected financial data of Liberty Sports, Inc. and subsidiaries-- Domestic Operations set forth below for the period January 1, 1996 to April 29, 1996 is derived from the combined financial statements of Liberty Sports, Inc. and subsidiaries--Domestic Operations ("LSI Domestic") audited by KPMG LLP, independent auditors, included elsewhere in this report.

  The selected financial data of Fox/Liberty FX set forth below for the ten month period ended April 29, 1996 is derived from Fox/Liberty FX's financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this report.

  The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

                                  THE COMPANY

                                         Year Ended   Year Ended  April 30 to
                                        December 31, December 31, December 31,
                                            1998         1997         1996
                                        ------------ ------------ ------------
                                                (Dollars in thousands)
Statement of Operations:
Revenues...............................  $  655,194   $  471,792   $ 144,792
                                         ----------   ----------   ---------
Expenses:
  Operating............................     485,276      420,888     197,445
  General and administrative...........      90,662       65,558      31,609
  Depreciation and amortization........      21,662       18,968       8,507
                                         ----------   ----------   ---------
                                            597,600      505,414     237,561
                                         ----------   ----------   ---------
Operating income (loss)................      57,594      (33,622)    (92,769)
                                         ----------   ----------   ---------
Other (income) expenses:
  Interest, net........................     110,425       34,142       3,819
  Subsidiaries' income tax expense
   (benefit)...........................       1,456       (1,590)      3,437
  Loss on sale of assets...............         121          --        4,913
  Equity loss of affiliates, net.......       5,913        9,018      12,024
  Other, net...........................      (1,478)         401         --
  Minority interest....................       3,225        2,864         187
                                         ----------   ----------   ---------
Net loss...............................  $  (62,068)  $  (78,457)  $(117,149)
                                         ==========   ==========   =========
Deficiency of earnings available to
 cover fixed charges...................  $  (62,068)  $  (78,457)  $(117,149)

Balance Sheet Data (end of period):
Total assets...........................  $1,891,935   $1,817,758
Long-term debt.........................   1,401,891    1,246,291
Stockholders' equity...................      90,203      152,271

    LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS (PREDECESSOR)

                                                                      January 1
                                                                          to
                                                                      April 29,
                                                                         1996
                                                                      ----------
                                                                       (Dollars
                                                                          in
                                                                      thousands)
Statement of Operations
Revenues.............................................................  $99,753
                                                                       -------
Expenses:
  Operating expenses.................................................   60,664
  General and administrative expenses................................   27,993
  Depreciation and amortization......................................   10,788
                                                                       -------
                                                                        99,445
                                                                       -------
Operating income.....................................................      308
                                                                       -------
Other income (expenses):
  Interest expense...................................................   (1,963)
  Interest income....................................................       91
  Equity in earnings of affiliates...................................      219
  Minority interest in earnings of subsidiaries......................   (1,076)
  Other, net.........................................................    1,467
                                                                       -------
                                                                        (1,262)
                                                                       -------
  Loss before income taxes...........................................     (954)
Income tax benefit...................................................      217
                                                                       -------
  Net loss...........................................................  $  (737)
                                                                       =======
Deficiency of earnings available to cover fixed charges..............  $  (954)

                         FX NETWORKS, LLC (PREDECESSOR)

                                                                     Ten Months
                                                                       Ended
                                                                     April 29,
                                                                        1996
                                                                     ----------
                                                                      (Dollars
                                                                         in
                                                                     thousands)
Statement of Operations:
Revenues............................................................  $ 75,401
                                                                      --------
Expenses:
  Operating.........................................................    63,369
  General and administrative........................................    19,936
  Depreciation and amortization.....................................       480
                                                                      --------
    Total operating expenses........................................    83,785
                                                                      --------
Interest expense....................................................     7,898
                                                                      --------
  Net loss..........................................................  $(16,282)
                                                                      ========
Deficiency of earnings available to cover fixed charges.............  $(16,282)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  In April 1996, Fox and Liberty entered into the Fox/Liberty Joint Venture, pursuant to which the Company was formed to provide cable programming through its sports programming operations, consisting of interests in RSNs and a national sports programming service, and through FX, a general entertainment network. The Company's interests in the sports programming business are derived through its 99% ownership interests in Fox/Liberty Sports and Fox Sports RPP, while its interests in FX are derived through its 99% ownership interest in Fox/Liberty FX. In establishing the Fox/Liberty Joint Venture, Fox contributed $244 million in cash, certain assets related to the operation of a regional sports business and all of the assets and liabilities of FX. Liberty contributed its interests in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities.

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

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (together, the "Offering"). The net proceeds from these notes were used, along with proceeds from the Bank Facility (as defined below), to finance the Rainbow Transaction. In January 1998, pursuant to an Exchange Offer, the Company exchanged all of these notes for new notes, the terms of which were are substantially identical to the original notes, which were registered by the Company under the Securities and Exchange Act of 1933, as amended. The Company received no proceeds from the issuance of the Notes in the Exchange Offer.

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

  Borrowings under the Bank Facility are unconditionally guaranteed by certain RSNs that are wholly owned, directly or indirectly, by the Co-Borrowers and by certain of the Co-Borrowers' subsidiaries that hold the direct interest in RSNs that are not wholly owned, directly or indirectly, by the Co-Borrowers. The Company also provides a parent company guarantee of the borrowing under the Bank Facility. In addition, borrowings under the Bank Facility and the guarantees are secured by substantially all of the equity interests of the Co-Borrowers (other than Fox Sports RRP) and the equity interests held by the Co-Borrowers (other than Fox Sports RPP) and their subsidiaries in certain related entities.

  Included in this Report are: (i) the consolidated financial statements of the Company for the eight months ended December 31, 1996 and for the years ended December 31, 1997 and 1998, (ii) the combined financial statements of Liberty Sports, Inc.--Domestic Operations for the period from January 1, 1996 to April 29, 1996, and (iii) the financial statements of Fox/Liberty FX for the ten months ended April 29, 1996.

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

  Fox Sports Direct, the Company's satellite services operation, provides sports programming from the RSN's to C-band satellite owners and to the direct broadcast service providers, such as DirecTV, Inc. and EchoStar's Dish network, for Ku-band satellite owners. Fox Sports Direct's revenues are received generally through an up-front annual subscription fee from C-band customers and from a monthly per subscriber fee to the direct broadcast service providers. Fox Sports Direct acquires its sports programming through a license agreement with the RSNs whereby Fox Sports Direct splits a percentage of its revenues received from its subscribers with the "home territory" RSN in which the specific satellite subscriber resides.

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

  FX receives revenue from both affiliate license fee contracts and the sale of advertising time and acquires programming from various sources. FX has entered into contracts with various Hollywood studios, including Twentieth Century Fox, a subsidiary of Fox, for the exclusive cable rights to telecast specific programming, including both feature films and off network television programming, within a specified term. These contracts are generally long-term in nature. Under generally accepted accounting principles, FX capitalizes its film rights and amortizes the asset over the life of the contract. As a result, the amount of cash payments made for a film contract in a particular reporting period may differ from the amount amortized.

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

  In connection with the Rainbow Transaction, the Company contributed certain business interests and other assets related to national sports programming to the National Sports Partnership and certain assets related to advertising sales to the National Advertising Partnership. The Company holds 50% partnership interests in each partnership. Whereas the assets and liabilities, and the results of operations of FSN, the national sports programming business and the national advertising sales representation business were consolidated, the National Sports Partnership and the National Advertising Partnership are each accounted for under the equity method. Fox Sports RPP's 40% interest in RPP is also accounted for under the equity method.

  The following RSNs, together with Fox Sports Direct and Fox/Liberty FX, are consolidated in the financial statements of the Company, at December 31, 1997 and 1998: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN.

  As of December 31, 1997 and 1998, the following are accounted for using the equity method of accounting: Pittsburgh RSN, Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

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

  The Company periodically reviews the propriety of the carrying amount of its excess cost as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Company's projection of undiscounted operating income before interest over the remaining lives of the excess cost.

Results of Operations

FOX/LIBERTY NETWORKS, LLC

 Year ended December 31, 1998

  The Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the year ended December 31, 1998 to the year ended December 31, 1997 is affected significantly by three events: (i) on March 13, 1997, upon the acquisition of the remaining interests in ARC by ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP and from that date the consolidated subsidiaries of ARC and their operations were consolidated, (ii) Fox Sports Detroit was launched in September 1997 and (iii) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of such contribution were accounted for under the equity method.

  Total revenues for the year ended December 31, 1998 were $655.2 million, an increase of $183.4 million, or 39%, over the year ended December 31, 1997. The increase in total revenue between the years ended 1998 and 1997 would have been $128.3 million, or 27%, had ARC been consolidated for the entire period, and excluding Fox Sports Detroit and the impact of FSN.

  Programming revenue was the largest source of revenue, representing 46% of total revenue, or $301.7 million, for the year ended December 31, 1998. Advertising revenue represents 24% of total revenue, or $160.5 million, for the year ended December 31, 1998. For the year ended December 31, 1997, programming revenue was $226.5 million and advertising revenue was $117.9 million. Had ARC been consolidated for the entire period ended December 31, 1997 and excluding the impact of FSN, programming and advertising revenue would have been $223.6 million and $115.2 million in the year ended December 31, 1997. On this basis, as a percentage of total revenue for the year ended December 31, 1997, programming and advertising revenue represented 46% and 24%, respectively. Excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue for the year ended December 31, 1998 represented 44% and 25%, respectively, of total revenue.

  Had ARC been consolidated for the entire year ended December 31, 1997, and excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by $48.0 million and $39.5 million, respectively in the year ended December 31, 1998 as compared to the year ended December 31, 1997. These represent a 21% increase and 34% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 21% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched on January 31, 1997, subscriber growth in other RSNs and the continued subscriber growth of FX. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 34% is comprised of a 48% increase in advertising revenue for FX and a 31% increase for RSNs, other than Fox Sports Detroit. Increased ratings on FX, together with the increased subscribers, resulted in a 17% increase in average audience during primetime, in the year ended December 31, 1998 over the same period in the previous year. The increase is due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and an increase in the number of professional events, primarily MLB. Advertising rates per game increased for MLB, NBA and NHL events in the year ended December 31, 1998 as compared to the same period in the previous year. The number of local professional events increased by 27% over these same periods.

  Operating expenses totaled $485.3 million for the year ended December 31, 1998, which represented 74% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the year ended December 31, 1997 totaled $420.9 million, or 89% of total revenues. Had ARC been consolidated for the entire year ended December 31, 1997, and excluding Fox Sports Detroit and the impact of FSN, operating expenses for the year ended December 31, 1998 and 1997 would have been $441.9 million and $372.6 million, respectively. On this basis, operating expenses represent 72% and 77% of total revenues for the year ended December 31, 1998 and 1997, respectively. The increase in operating expenses is attributable to an increase in the number of professional events, primarily MLB games, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs during or subsequent to the year period ended December 31, 1997.

  General and administrative expenses totaled $90.7 million for the year ended December 31, 1998, which represented 14% of total revenues. General and administrative expenses for the year ended December 31, 1997 totaled $65.6 million, or 14% of total revenues. A non-cash charge to earnings was taken in the year ended December 31, 1998 with respect to an equity appreciation rights plan in the amount of $13.5 million. Excluding this non-cash charge, general and administrative expenses would have been $77.2 million, or 12% of total revenues.

  Depreciation and amortization expenses totaled $21.7 million and $19.0 million for the years ended December 31, 1998 and 1997, respectively. Of these amounts, $14.3 million and $11.8 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company. The increase is primarily due to the consolidation of ARC and the acquisition of an RSN in Detroit.

  Interest expense for the year ended December 31, 1998 totaled $113.0 million as a result of $1.4 billion of debt outstanding as of December 31, 1998. The amount of debt is primarily attributable to (i) the Offering, pursuant to which $786.9 million of debt is outstanding at December 31, 1998, (ii) the Bank Facility and indebtedness thereunder in the amount of $605.0 million; and
(iii) the acquisition of certain assets in connection with the commencement of operations of Fox Sports Detroit, pursuant to which the Company incurred
$25.7 million of debt.

  Equity loss of affiliates for the year ended December 31, 1998 was $5.9 million, a decrease of $3.1 million, from an equity loss of $9.0 million for the year ended December 31, 1997. For the year ended December 31, 1998, equity income of affiliates includes the Company's equity interests in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction, RPP and certain RSNs. For the year ended December 31, 1997, equity income of affiliates included the Company's equity interests in ARC and its related subsidiaries through March 13, 1997, certain RSNs and equity losses of the National Sports Partnership and the National Advertising Partnership for the period from December 18, 1997 through December 31, 1997. For the year ended December 31, 1998, equity income of affiliates includes the effect of $7.9 million in amortization of excess cost relating to the Company's investment in several of its affiliates and a $7.1 million gain on the sale of 50% of RPP's investment in Fox Sports New England.

 Year ended December 31, 1997

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

 Eight months ended December 31, 1996

  The Company was formed pursuant to a 50%/50% joint venture in April 1996 from the contribution of assets from Liberty and Fox. The consolidated statement of operations of the Company reflects the RSNs and other sports businesses, formerly owned by Liberty and Fox.

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

  Net cash (used in) provided by operating activities of the Company for the years ended December 31, 1998 and 1997 and for the eight months ended December 31, 1996 was ($32 million), ($76.7 million) and $14.3 million, respectively.

  Net cash used in investing activities of the Company for the years ended December 31, 1998 and 1997 and for the eight months ended December 31, 1996 was $36.1 million, $932.4 million and $38.8 million, respectively.

  Net cash provided by financing activities of the Company for the years ended December 31, 1998 and 1997 and for the eight months ended December 31, 1996 was $61.4 million, $1,050.8 million and $25.2 million, respectively.

  In June 1997, the Company entered into an agreement with Rainbow to acquire a 40% interest in Rainbow's sports properties, including economic interests in eight RSNs, Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Knicks, and the New York Rangers in exchange for $850 million. In December 1997 the Rainbow Transaction was consummated and the net proceeds from the Offering, along with available proceeds under the Bank Facility, were used to fund the Company's cash contribution of $850 million to RPP.

  In August 1997, the Company consummated the Offering. The net proceeds from the Offering were used in part, to finance the Rainbow Transaction. The indentures, as amended, pursuant to which the Notes were issued in connection with the Offering contain certain restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, transfer assets and engage in transactions with affiliates. As of December 31, 1998 the Company was in compliance with these restrictive covenants.

  At December 31, 1998, the total amounts borrowed under these credit facilities were $611.3 million. The total commitments pursuant to these credit facilities were $806.3 million as of December 31, 1998. In September 1997, the Company entered into a credit agreement which permitted borrowings of up to $450.0 million. The proceeds of such credit agreement were used to retire amounts borrowed under previously existing credit facilities and for working capital purposes. Upon consummation of the Rainbow Transaction, the Company amended and restated this $450.0 million credit agreement to permit borrowings of up to $800.0 million under the Bank Facility. The Bank Facility was used to finance, in part, the Rainbow Transaction. At December 31, 1998, the total amount borrowed under the Bank Facility was $605.0 million. South Ltd. also has a credit facility (the "South Credit Facility") with permitted borrowings of $6.3 million. At December 31, 1998, the total amount borrowed under the South Credit Facility was $6.3 million. The Bank Facility and the South Credit Facility restrict the payment of dividends, and contain certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets.

  Future capital requirements are substantial. At December 31, 1998, the Company has future minimum payments on operating leases, including transponders totaling $91.3 million, and commitments under long-term program rights contracts totaling $1,654.0 million. The Company has also made a substantial investment in the National Sports Partnership in the year ended December 31, 1998. The National Sports Partnership, which was formed in December 1997, required a significant investment to fund operating losses, primarily related to the agreement with MLB and the development of Fox Sports News. Investment in the National Sports Partnership will continue as the network continues to develop. Also, within the next several years, the Company will complete its transition from analog transponder equipment to digital transponder equipment. Obligations under operating leases for the Company's fleet of transponders currently in use total $1.6 million per month, with varying expiration dates through 2006. Upon completion of the transition to digital transponder equipment, the Company anticipates savings of approximately $1.0 million per month, as compared to current obligations. In order to transition to the digital system, the Company will purchase five signal compression systems. In addition, the Company is purchasing satellite receivers which will allow cable operators to convert the digital signal back into a single channel feed for distribution across their system. The total cost of the compression systems and receivers will be approximately $22 million, of which approximately $17 million has been spent to date. The transition to digital transponder equipment commenced in 1998 and will continue into 1999. In addition, the cost of acquiring sports programming rights continues to escalate. See "Business--Rights Agreements." Furthermore, the Company intends to continue to explore opportunities to expand its distribution.

  The Company is a holding company and its assets consist solely of investments in its subsidiaries and affiliates. As a holding company, the Company's ability to meet its financial obligations, including its obligations under the Notes and the Bank Facility and its funding and other commitments to its subsidiaries and affiliates, is dependent on the earnings of such subsidiaries and affiliates and the distribution or other payment of such earnings to the Company in the form of dividend distributions, loans or other advances, payment or reimbursement for management fees and expenses, and repayment of loans and advances from the Company. Accordingly, the Company's ability to pay interest on the Notes and to otherwise meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries and affiliates. The payment of dividends or the making of loans or advances to the Company by its subsidiaries and its affiliates, which may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations. Although the agreements between the Company and its partners contemplate the payment of distributions, the Company may not be able to cause its subsidiaries or affiliates to make distributions when it may have a need for distributions, and the Company may not be able to dispose of its investments in any of its RSNs if required for financial or other reasons.

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

  The Company believes that its existing funds and the proceeds from borrowings under the Bank Facility, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements, although no assurances can be given in this regard.

Year 2000

  The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

  The Company is devoting significant resources throughout its business operations to resolve the potential impact of the Year 2000 (Y2K) on the processing of date-sensitive information by its computerized information technology ("IT") systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Certain programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The problem also extends to non-IT systems including: operating and control systems that rely on embedded chip systems.

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

  The Company has established a dedicated Y2K Steering Committee to oversee the Company's Y2K internal IT application and infrastructure readiness activities. The Y2K Steering Committee is charged with raising awareness throughout the Company, developing tools and methodologies for addressing the Y2K issue, monitoring the development and implementation of business and infrastructure plans to bring non-compliant applications into compliance on a timely basis and identifying and assisting in resolving high risk issues. The Y2K Steering Committee is focused on the following major areas:

  Internal IT Systems. The Company is approaching its Y2K internal readiness program in the following five phases: (1) assessment, (2) strategy,
(3) planning, (4) implementation and (5) testing and management. The assessment phase involves taking an inventory of the Company's internal IT applications. The strategy phase involves prioritizing risk, identifying failure dates, defining a solution strategy, estimating repair costs and communicating across the Company the magnitude of the problem and the need to address Y2K issues. The planning phase consists of identifying the tasks necessary to ensure readiness, scheduling remediation plans for applications and infrastructure, and determining resource requirements and allocations. The fourth phase, implementation, involves readying the development and testing environments, and piloting the remediation process. Testing and management, the last phase, consists of executing the Company's plan to fix, test and implement critical applications and associated infrastructure, and putting in place contingency plans for processes that have a high impact on the Company's business. The Company is targeting its efforts so that its IT applications will be Y2K compliant on or about September 30, 1999.

  Internal Non-IT Systems. The Company has also focused on internal non-IT systems. Non-IT systems include those systems that are not commonly thought of as IT systems, such as broadcast equipment, satellite transmission equipment telephone/PBX systems, fax machines, facilities systems regulating alarms, building access and other miscellaneous systems that depend on date related processing. The Company's Y2K Steering Committee is providing standardized tools and is monitoring the progress of these readiness efforts to ensure business continuity.

  Material Third Party Relationships. The Company has developed a Y2K process for dealing with its key suppliers, contract manufacturing, distributors, vendors and partners. The process generally involves the following steps:
(i) initial supplier survey, (ii) risk assessment and contingency planning,
(iii) follow-up supplier reviews and escalation, if necessary, and where relevant, (iv) testing. To date, the Company has received responses from many of its critical suppliers, most of whom responded that they expect to address all their significant Y2K issues on a timely basis. The Company is following up with those significant vendors and service providers that either did not respond initially or whose responses were unsatisfactory. The company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by Y2K.

  The Company expects to successfully implement the systems and programming changes necessary to address internal IT and non-IT readiness issues.The Company has been focusing its efforts on identifying and remediating its Y2K exposures and is developing and will have tested where practical contingency plans in the event it does not successfully complete all phases of its Y2K program. These contingency plans include, but are not limited to identification of alternative suppliers, vendors and service providers.

  Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors identify Y2K issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Y2K issues in a timely manner. The estimated costs to complete the project are currently expected to be approximately $2.5 million.

  The costs of the project and the date on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Y2K compliance project. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses to and correction by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Y2K readiness of third parties and the interconnection of national businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Y2K issue will not affect its operations and business, or expose it to third party liability.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  The Company's exposure to interest rate changes is primarily related to its variable rate debt under its Bank Facility. The Bank Facility is comprised of a $400 million seven-year revolving credit facility and a $400 million seven year term loan which were entered into in conjunction with the Rainbow Transaction. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At December 31, 1998, the Company had $205 million outstanding under the revolving credit facility and $400 million outstanding under the term loan. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $6.0 million in interest expense and a corresponding decrease or increase of $6.0 million in the Company's cash flow.

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

Item 9. Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

  The current executive officers of the Company and/or certain of its subsidiaries are as follows:

   Name                 Age Position
   ----                 --- --------
   David Hill..........  52 Chairman
   Anthony F.E. Ball...  43 President and Chief Executive Officer
                            Executive Vice President and Chief Financial
   Jeff Shell..........  33 Officer
   Tracy Dolgin........  39 Chief Operating Officer
                            Executive Vice President, Head of Business
   James A. Martin.....  44 Operations
   Louis LaTorre.......  45 Senior Vice President
   Robert L. Thompson..  41 Executive Vice President of Fox/Liberty Sports

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

  Anthony F.E. Ball has served as President of the Company since March 1997 and additionally as its Chief Executive Officer since October 1997. From March 1997 until October 1997, Mr. Ball also served as Chief Operating Officer of the Company. Mr. Ball has also served as President and Chief Executive Officer of Fox/Liberty Sports and Fox/Liberty FX since October 1997. In addition, since June 1996 he has served as President and Chief Operating Officer of International Sports Programming Partners ("ISPP"), an international sports programming joint venture between Fox and TCI. From December 1993 until June 1996, Mr. Ball was employed by BSkyB in various capacities, including as its General Manager/Broadcasting and as Head of Production and Operations of Sky Sports. Prior thereto, from March 1991 until December 1993, Mr. Ball served as Senior International Vice President and Head of European Productions at TransWorld International, a subsidiary of International Management Group.

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

  Tracy Dolgin has served as Chief Operating Officer of the Company since September 1998. Prior thereto, Mr. Dolgin served as Joint Chief Operating Officer of Fox/Liberty Sports from July 1997 to September 1998. In addition, he served as Executive Vice President, Marketing for Fox Sports, a division of Fox Broadcasting Company, from December 1993 until September 1998. Prior thereto, from December 1992 until December 1993, Mr. Dolgin served as Executive Vice President, Marketing of Fox Broadcasting Company, and from May 1989 until December 1992, Mr. Dolgin served as Senior Vice President, Marketing of Home Box Office, a subsidiary of Time Warner, Inc.

  James A. Martin has served as Executive Vice President, Head of Business Operations of each of the Company, Fox/Liberty Sports and Fox/Liberty FX since June 1997. From September 1996 until June 1997, he served as Executive Vice President and Chief Operating Officer of Fox/Liberty Sports. From January 1995 until September 1996, Mr. Martin served as Executive Vice President and President of Regional Network Operations of Liberty Sports, Inc. Prior thereto, from September 1991 until December 1994, Mr. Martin served as Vice President and Chief Operating Officer of Liberty.

  Louis LaTorre has served as Senior Vice President of the Company, President, Advertising Sales of Fox/Liberty Sports and President, Advertising Sales of Fox/Liberty FX since January 1997. From July 1994 until December 1996, he served as President and Chief Operating Officer for the Sales and Marketing Division of New World Communications, Inc. From October 1993 until June 1994, Mr. LaTorre served as President of Pro Star Entertainment Inc., a satellite encryption and entertainment company. From March 1993 until September 1993, he served as President of Platinum Productions, Inc., a pay-per-view entertainment company. Prior thereto, from June 1981 until February 1993, Mr. LaTorre served in various capacities at Turner Broadcasting System, Inc. including, most recently, as Executive Vice President, Advertising Sales and Marketing, for the Turner Entertainment Group, a subsidiary of Turner Broadcasting System, Inc.

  Robert L. Thompson has served as Executive Vice President of Fox/Liberty Sports since October 1997 and, from July 1996 through October 1997, he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. In addition, since December 1998 he has also served as Chief Operating Officer of ISPP. From October 1994 through July 1996, Mr. Thompson served as Senior Vice President, Regional Network Operations for Liberty Sports, Inc. and from January 1994 until October 1994 he served as Group Vice President of Liberty Sports, Inc. Prior thereto, from February 1989 until October 1994, Mr. Thompson served as Vice President/General Manager of the Rocky Mountain Prime Sports Network.

  There are no family relationships between any of the executive officers.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

  The following table sets forth the compensation paid for the eight months ended December 31, 1996 and for the years ended December 31, 1997 and 1998 to those persons who were, at December 31, 1998, the Company's Chief Executive Officer and the next four most highly compensated executive officers of the Company and/or its subsidiaries (the "Named Executives").
                          Summary Compensation Table

                                                                       Long Term Compensation
                                                                   -------------------------------
                                   Annual Compensation                    Awards          Payouts
                              ------------------------------------ --------------------- ---------
                                                                   Restricted Securities Incentive
   Name and Principal                                 Other Annual   Stock    Underlying   Plan     All Other
       Occupation        Year  Salary      Bonus      Compensation   Awards     Option    Payouts  Compensation
 ----------------------- ---- --------    --------    ------------ ---------- ---------- --------- ------------
David Hill.............. 1998 $500,000(2) $150,000(2)       --        --         --         --            --
Chairman(1)              1997 $500,000(2) $150,000(2)       --        --         --         --            --
                         1996 $333,333(2) $100,000(2)       --        --         --         --            --
Anthony F.E. Ball....... 1998 $538,888    $400,000          --        --         --         --            --
President and Chief      1997 $250,000(3) $ 75,000(3)       --        --         --         --            --
 Executive
 Officer(1)              1996      --          --           --        --         --         --            --
Tracy Dolgin............ 1998 $472,234    $200,000          --        --         --         --            --
Chief Operating          1997 $256,597(5) $100,000(5)       --        --         --         --            --
 Officer(4)
                         1996      --          --           --        --         --         --            --
James A. Martin......... 1998 $382,762    $125,000          --        --         --         --       $300,000(8)
Executive Vice           1997 $358,333    $125,000          --        --         --         --       $300,000(8)
 President(6)
                         1996 $215,625(7) $ 63,333(7)       --        --         --         --       $300,000(8)
Louis LaTorre........... 1998 $464,636    $200,000      $30,714       --         --         --            --
 Senior Vice President   1997 $391,026    $200,000      $20,148       --         --         --            --
                         1996      --          --           --        --         --         --            --

-------
(1) In October 1997, Mr. Ball succeeded Mr. Hill as Chief Executive Officer of the Company.
(2) Reflects the compensation received by Mr. Hill for the services he rendered to the Company from the Company's inception in April 1996 through the year ended December 31, 1998. During fiscal years 1998, 1997 and 1996, Mr. Hill was, and currently remains employed by Fox Broadcasting Company. Fox Broadcasting Company grants the Company the right to utilize Mr. Hill's services. The above disclosure does not include compensation information for Mr. Hill with respect to the services he performed at Fox Broadcasting Company. See "Certain Transactions."
(3) Reflects compensation received by Mr. Ball for services he rendered to the Company for a portion of fiscal year 1997. The Company has been granted the right to utilize Mr. Ball's services through March 1, 2001.
(4) Mr. Dolgin served as Joint Chief Operating Officer of Fox/Liberty Sports until September 1998.
(5) Reflects compensation received by Mr. Dolgin for services he rendered to the Company for a portion of fiscal year 1997.
(6) Mr. Martin served as Executive Vice President and Chief Operating Officer of Fox/Liberty Sports until June 1997.
(7) Reflects compensation received by Mr. Martin for the services he rendered to the Company from the Company's inception in April 1996 through December 1996. During fiscal year 1996, Mr. Martin was employed by Liberty Sports, Inc., which granted the Company the right to utilize Mr. Martin's services. Mr. Martin became an employee of the Company on January 1, 1997. See "Certain Transactions."
(8) In connection with the formation of the Company, a deferred compensation incentive plan (the "Plan") with an effective date of January 1, 1996, was approved and adopted by the Company. A substantially similar plan existed at Liberty Sports, Inc. ("LSI"), then a subsidiary of Liberty (the "LSI Plan"), prior to the formation of the Company. The Plan was adopted by the Company in anticipation of certain LSI employees performing services for the Company. Such employees, including Mr. Martin, were beneficiaries under the LSI Plan. Pursuant to the Plan, deferred compensation vests annually at a 20% rate and was fully vested in 1998. Upon full vesting of the deferred compensation under the Plan, the Company has incurred charges against earnings in the amount of $900,000 with respect to Mr. Martin.

  The Company does not have a stock option plan and no long term compensation awards were made in the fiscal year ended 1997, except as disclosed above.

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for Management and Key Employees (the "Plan"). The Plan is designed to provide a flexible mechanism to permit management and key employees of the Company and its subsidiaries to obtain significant interests in the equity of the Company, thereby increasing their proprietary interest in the growth and success of the Company. During fiscal year 1998, grants under the Plan have been awarded to the Named Executives as follows.

                     Option/SAR Grants in Last Fiscal Year




                            Individual Grants(1)                        Potential Realizable
                         --------------------------                       Value at Assumed
                          Number of    Percent Of                       Annual Rates of Stock
                         Securities      Total      Exercise             Price Appreciation
                         Underlying   Options/SARs  Of Base                For Option Term
                         Option/SARs  To Employees   Price   Expiration ---------------------
          Name           Granted (#) In Fiscal Year  ($/Sh)     Date     5% ($)     10% ($)
          ----           ----------- -------------- -------- ---------- --------- -----------
Anthony F.E. Ball.......   10,000          22%        $185    5/1/2006    850,753   2,025,511

--------
(1) Messrs. Hill, Dolgin, Martin and LaTorre did not receive grants during fiscal year 1998.

Employment Arrangements

  During fiscal years 1996, 1997 and 1998 Mr. Hill was, and currently remains, employed by Fox Broadcasting Company, which grants the Company the right to utilize Mr. Hill's services. For fiscal year 1998 Fox Broadcasting Company allocated to the Company $650,000 for the services Mr. Hill rendered to Company for that period. See "Certain Relationships and Related Transactions."

  The Company entered into an agreement granting to the Company the exclusive right to utilize Mr. Ball's services for a term of four years, which commenced on March 1, 1997. Pursuant to the agreement, Mr. Ball renders services to the Company and to ISPP, the international sports programming joint venture between Fox and Liberty. The agreement provides that the Company will pay a pro rata share of Mr. Ball's compensation, based on the number of days services are provided to the Company and its affiliates during the contract year. The portion of Mr. Ball's salary and bonus which is allocable to the Company for fiscal year 1998 is $938,888. Mr. Ball is eligible to participate in all employee benefit plans available to other comparable executives of the Company, including vacation, personal travel, and medical, disability and life insurance. The agreement also provides for additional benefits, including the reimbursement of certain expenses and an annual bonus similar to the bonus of comparable executives. Further, the agreement provides that in the event of the termination of Mr. Ball's services by the Company, the Company shall be obligated to make payments under the agreement to pay for the balance of the term, reduced by the amount Mr. Ball earns upon finding new employment. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Ball is prohibited during the term of the agreement and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  The Company entered into an employment agreement with Mr. Jeff Shell in February 1998 with an effective date of September 1997, which will terminate on August 31, 2000. Pursuant to his employment agreement, Mr. Shell is entitled to receive an annual salary of $330,000 for the period of September 1, 1997 to August 31, 1998, $360,000 for the period of September 1, 1998 to September 30, 1999 and $400,000 for the period October 1, 1999 to August 31, 2000. From January to September 1997, Mr. Shell was employed with the Company under a prior employment agreement. During fiscal year 1996 Mr. Shell was employed by Fox, Inc., which granted the Company the right to utilize Mr. Shell's services as its Senior Vice President, Finance and Development from June 1996 through December 1996. Commencing in January 1997, Mr. Shell became an employee of the Company. Pursuant to the current agreement, Mr. Shell is entitled to participate in all employee benefit plans available to other comparable executives of the Company. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Shell is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  The Company entered into a two year, four month employment agreement with Mr. Tracy Dolgin which commenced on September 1, 1998. This agreement replaced Fox/Liberty Sports' prior agreement with Mr. Dolgin, under which Mr. Dolgin was entitled to receive $339,600 during the period from January 1, 1998 to August 31, 1998. Pursuant to the current agreement, Mr. Dolgin is entitled to receive an annual salary of $700,000 for the period September 1, 1998 to August 31, 1999, $750,000 for the period September 1, 1999 to August 31, 2000 and $787,500 for the period September 1, 2000 to December 31, 2000. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of Fox/Liberty Sports. In addition, Mr. Dolgin is prohibited during the term of his employment and for a period of one year thereafter, from inducing any managerial, sales or supervisory employee of Fox/Liberty Sports or its affiliates to render services to another entity.

  The Company entered into an employment agreement with Mr. Louis LaTorre which commenced on January 27, 1997 and will end on April 30, 1999. Pursuant to the agreement, Mr. LaTorre is entitled to receive an annual base salary of $400,000 for the period January 27, 1997 to April 30, 1997, $425,000 for the period May 1, 1997 to April 30, 1998 and $450,000 for the period May 1, 1998 to April 30, 1999. In addition, upon achieving certain goals, Mr. LaTorre is entitled to receive an annual bonus (as specified in the agreement) based on the performance of the Company, Fox/Liberty Sports and Fox/Liberty FX. The agreement provides for additional benefits, including vacation, medical benefits, and long-term disability. Further, the agreement provides that in the event Mr. LaTorre is terminated without cause (as defined in the agreement), or if the Company breaches the agreement, the Company shall pay Mr. LaTorre an amount equal to the sum of (i) all earned but unpaid amounts of base salary and bonuses to the date of termination, (ii) the applicable bonus amount, if any, with respect to the year in which termination occurs, and
(iii) the lesser of (a) one year's base salary calculated at the then prevailing rate or (b) the remaining base salary to be paid for the balance of the term as then in effect. The agreement contains provisions requiring Mr. LaTorre not to disclose confidential or proprietary information of the Company. In addition, the agreement prohibits him from competing or inducing others to compete with the Company, its subsidiaries or affiliates, during the term of his employment and for a period of twelve months following termination.

  The Company entered into an employment agreement with Mr. Robert Thompson for a term of two years, unless the Company exercises an option for an additional one year period. The agreement commenced May 1, 1998. Pursuant to the agreement, Mr. Thompson renders services to the Company and to ISPP and provides that the Company will pay a pro rata share of Mr. Thompson's compensation, based on the number of days services are provided to the Company and its affiliates during the contract year. The portion of Mr. Thompson's salary and bonus which is allocable to the Company for fiscal year 1998 is $411,736. Mr. Thompson is eligible to participate in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Thompson is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

Operating Agreement

  The Company is a limited liability company organized under the Delaware Limited Liability Company Act. The Company is governed by an operating agreement (the "Operating Agreement") dated April 29, 1996 among its members, LMC Newco U.S., Inc. ("LMCI") (a wholly-owned subsidiary of Liberty), Fox Regional Sports Holdings, Inc. ("FRSH") (a wholly-owned subsidiary of Fox) and Fox/Liberty Sports Financing LLC (a 50%/50% Delaware limited liability company owned by each of LMCI and Fox) (LMCI, FRSH and Fox/Liberty Sports Financing LLC are collectively, the "Members"). See "Business--Certain Arrangements Regarding Ownership Interests."

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

  Fox, a majority-owned subsidiary of News Corporation, and LMCI, a wholly-owned subsidiary of Liberty, each own 50% of the Company. The Company owns a 99% interest in each of Fox/Liberty Sports, Fox Sports RPP and Fox/Liberty FX. The remaining 1% interests in each of Fox/Liberty Sports, Fox Sports RPP and Fox/Liberty FX are owned by affiliates of Fox and Liberty.

  Pursuant to the Fox/Liberty Joint Venture formation documents, at any time after October 3, 2000, if the Members of the Company fail to approve an annual budget for Fox/Liberty Sports and Fox Sports RPP or Fox/Liberty FX for two consecutive fiscal years or fail to appoint a chief executive officer of the Company for such period, or at any time after April 20, 2002, either Fox or Liberty may initiate a buy/sell procedure. Upon a Change of Control (as defined in the Agreement Regarding Ownership Interests dated as of April 29, 1996, as amended, by and among Liberty, News America Incorporated, FRSH, LMCI and FX Holdings, Inc.), the party not experiencing the Change of Control has a call option on all the interests held by the other party.

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

  The Company is currently utilizing three transponders it subleases from WTCI, a subsidiary of TCI, one transponder it subleases from Fox Broadcasting and one it subleases from Fox Family Worldwide ("Fox Family"). The rental payment for the three transponders subleased from WTCI is approximately $285,000 per month and the rental payments for the transponders subleased from Fox Broadcasting and Fox Family are $130,000 and $41,600 per month, respectively. Two of the WTCI subleases expire on December 31, 1999 and the remaining WTCI sublease expires on December 31, 2000. The Fox Broadcasting sublease expires May 30, 1999 and the Fox Family sublease expires in June 2003. In addition, the Company currently subleases one transponder to each of Fox News Channel, FXM, NDTC, Fit-TV and Fox Sports International (all of which are affiliates of Fox). The monthly rental payment paid to the Company pursuant to each of these subleases is $185,000, $90,000, $180,000, $41,600 and $88,000, respectively. The Company believes that the sublease arrangements described above are on terms no less favorable than could have been obtained from an unaffiliated third party. See "Business--Satellite Distribution."

  Fox Broadcasting and certain affiliates render marketing, public relations, promotional, management and other business services to the Company for which the Company pays an allocated fee. The expenses recognized by the Company for the provision of the above services for the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 were approximately $1,184,900, $1,706,100 and $1,939,000, respectively. Included in these amounts are salaries, benefits and other related costs charged to the Company in connection with the services rendered to it by Mr. Hill and other individuals. Certain individuals, including Messrs. Martin, Shell and Thompson, rendering services to the Company for the eight months ended December 31, 1996 were employed by either News Corporation or its affiliates or TCI or its affiliates. Compensation and benefits paid to such individuals and related payroll costs were charged to the Company at cost. In addition, Fox provides legal services to the Company, for which the Company pays an allocated fee. There was no expense recognized by the Company for the provision of legal services for the eight months ended December 31 , 1996 and the year ended December 31, 1998. For the year ended December 31, 1997 the expense recognized by the Company for the provision of legal services was approximately $300,000. Similarly, the Company and certain of its affiliates provide production, programming, accounting, legal, marketing, public relations, promotional, management and other business services to an affiliate of Fox Broadcasting Company. The charges for these services to this affiliate for the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 were approximately $750,0000, $1,000,000 and $1,000,000, respectively. The Company believes that all of the above-described arrangements are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. See "Directors and Executive Officers of the Company" and "Executive Compensation."

  Fox Broadcasting and certain of its affiliates provide production facilities, production and post production related services and technical operations to the Company in connection with the Company's production of Fox Sports News and other original programming. The services are provided at competitive market rates and the Company believes that the arrangements are on terms no less favorable than could have been obtained from an unaffiliated third party. Expenses related to these services for the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 were approximately $8,545,000, $20,416,800 and $5,939,000, respectively.

  Fox and its affiliates collect certain revenues and pay certain expenses on behalf of the Company. The Company charges interest to Fox on amounts due the Company which have been collected by Fox and, in turn, Fox and its affiliates charge interest to the Company on amounts paid by Fox in connection with expenses of the Company. All interest rates pursuant to these arrangements are at market rate. Interest income recognized by the Company for the eight month period ended December 31, 1996 and the years ended December 31, 1997 and 1998 was approximately $785,500, $2,719,100 and $351,000, respectively, and interest expense incurred by the Company during these periods was $451,300, $1,569,600 and $25,000, respectively.

  Certain of the O&O RSNs have entered into affiliation agreements with various MSOs and/or individual cable systems which are either owned or operated by TCI. For the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 revenue recognized from such MSOs and/or individual cable systems pursuant to these affiliation agreements was approximately $28,788,000, $43,687,400 and $56,761,000, respectively. FX has also entered into affiliation agreements with various MSOs and/or individual cable systems which are either owned or operated by TCI. For the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 revenue recognized from such MSOs and/or individual cable systems pursuant to these affiliation agreements was approximately $21,388,000, $41,720,300 and $37,161,000, respectively. The Company believes that all of the above described affiliation agreements contain terms no less favorable than could have been obtained from an unaffiliated third party.

  Twentieth Century Fox Film Corporation and its affiliates purchase advertising time which is shown during the Company's programming. The advertising revenues recognized for the eight months ended December 31, 1996 and for the years ended December 31, 1997 and 1998 were approximately $408,200, $1,213,100 and $1,523,000, respectively.

  The Company licenses television and feature film programming from Twentieth Century Fox Film Corporation and affiliates. Expense recognized by the Company related to program rights amortization for the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 was approximately $7,624,000, $17,963,000 and $30,674,000, respectively. Additionally, the
Company has a non exclusive, royalty-free license from Twentieth Century Fox Film Corporation and Fox Broadcasting Company to use the "FOX" brand name and certain related artwork in connection with the Company's business.

  The Company leases its corporate facilities in Los Angeles from New World Communications Group Incorporated, an indirect wholly-owned subsidiary of Fox. The Company has the ability to increase office space in this facility as the need arises. As of December 31, 1998 the Company rented a total of 66,583 square feet at a rental rate of $4.18 per square foot per month. As of December 31, 1998, the monthly rental was $278,317. See "Properties."

  In March 1999, the Company agreed to sell its investment in Fit TV to an affiliate of Fox for $6 million in cash. The Company expects to record a loss from the sale of this investment in the amount of the excess of the Company's carrying value of the investment at the date of sale, including any related unamortized excess cost, over the selling price. The Company believes that the terms of this transaction were no less favorable to the Company than it could have obtained in a transaction with a non-affiliated third party.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The Following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

    1.Financial Statements:
      Financial Statements to this form are listed in the "Index to Consolidated Financial Statements" at page F-1.

    2.Schedules:
      Financial statement schedules to this form are listed in the "Index to Consolidated Financial Statements" at page F-1 herein.

    3.Exhibits:

 Exhibit No Description of Exhibit
 ---------- ----------------------
  3.1*      Certificate of Formation of Fox/Liberty Networks, LLC (f/k/a
            Liberty/Fox U.S. Sports LLC), as amended.

  4.1*      Form of Notes (included in Exhibits 4(b) & 4(c)).

  4.2(a)*   Senior Notes Indenture, dated as of August 25, 1997 (the "Senior
            Notes Indenture"), among Fox/Liberty Networks, LLC and FLN Finance,
            Inc. as co-obligors, and the Bank of New York, as Trustee.

     (b)**  First Supplemental Indenture, dated as of March 31, 1998, among
            Fox/Liberty Networks, LLC, FLN Finance, Inc. and the Bank of
            New York, as Trustee.

  4.3(a)*   Senior Discount Notes Indenture, dated as of August 25, 1997 (the
            "Senior Discount Notes Indenture"), among Fox/Liberty Networks, LLC and FLN Finance, Inc., as co-obligors and The Bank of New York, as
            Trustee.

     (b)**  First Supplemental Indenture, dated as of March 31, 1998, among
            Fox/Liberty Networks, LLC, FLN Finance, Inc. and the Bank of
            New York, as Trustee.

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

      (b)*  Form of Amendment and Restated Credit Agreement dated as of
            December 15, 1997 among Fox Sports Net, LLC, FX Networks, LLC and
            Fox Sports RPP Holdings, LLC, as Borrowers, and Fox/Liberty
            Networks, LLC and The Chase Manhattan Bank, as Administrative
            Agent, Chase Securities Inc., as Syndication Agent, and TD
            Securities (USA) Inc., as Documentation Agent.

      (c)** First Amendment to the Credit Agreement, dated as of April 20, 1998 among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
            RPP Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and
            The Chase Manhattan Bank, as Administrative Agent, Chase Securities
            Inc., as Syndication Agent and TD Securities (USA) Inc., as
            Documentation Agent.

      (d)** Second Amendment to the Credit Agreement, dated as of April 24,
            1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
            Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The
            Chase Manhattan Bank, as Administrative Agent, Chase Securities
            Inc., as Syndication Agent and TD Securities (USA) Inc., as
            Documentation Agent.
      (e) Third Amendment to the Credit Agreement, dated as of March 9, 1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
            Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The
            Chase Manhattan Bank, as Administrative Agent, Chase Securities
            Inc., as Syndication Agent and TD Securities (USA) Inc., as
            Documentation Agent.
 10.11*+    Employment Agreement among Fox/Liberty Networks, LLC, Anthony F.E.
            Ball and T Entertainment Limited, dated April, 1997.

 10.12***+  Employment Agreement between Fox/Liberty Networks, LLC (f/k/a
            Liberty/Fox U.S. Sports LLC) and Jeff Shell, dated February 4,
            1998.

 10.13*+    Employment Agreement between Fox/Liberty Networks, LLC and Louis
            LaTorre, dated January 27, 1997.

 10.14(a)*+ Employment Agreement between Fox/Liberty Networks, LLC and Robert
            L. Thompson, dated July 25, 1996, as amended on September 26, 1997.

      (b)+  Employment Agreement between Fox/Liberty Networks, LLC and
            Robert L. Thompson, dated June 1, 1998.

 10.15(a)*+ Employment Agreement between Fox Sports Net, LLC and Tracy Dolgin, dated as of July 1, 1997.

      (b)+  Employment Agreement between Fox/Liberty Networks, LLC and Tracy
            Dolgin, dated February 12, 1999.

 10.16***++ Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for
            Management and Key Employees, effective as of May 1, 1996.

 21         Subsidiaries of Registrant.

 27         Financial Data Schedule.

--------
  * Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333- 38689).
 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 +  Denotes an employment contract.
++  Denotes a compensation plan.

  (b)Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          FOX/LIBERTY NETWORKS, LLC
Dated: March 30, 1999
                                          By:       /s/ Jeff Shell
                                             ------------------------------
                                                       Jeff Shell
                                              Executive Vice President and
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Anthony F.E. Ball         President and Chief             March 30, 1999
____________________________________ Executive Officer (Principal
          Anthony F.E. Ball          Executive Officer)


          /s/ Jeff Shell             Executive Vice President and    March 30, 1999
____________________________________ Chief Financial Officer
             Jeff Shell              (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)

LMC Newco U.S., Inc.                 Member of Fox/Liberty           March 30, 1999
                                     Networks, LLC


    By: /s/ David J.A. Flowers
____________________________________
         David J.A. Flowers
           Vice President

Fox Regional Sports Holdings, Inc.   Member of Fox/Liberty           March 30, 1999
                                     Networks, LLC


      By: /s/ Jay Itzkowitz
____________________________________
           Jay Itzkowitz
       Senior Vice President

Liberty/Fox Sports Financing, LLC    Member of Fox/Liberty           March 30, 1999
                                     Networks, LLC


By: LMC Newco U.S., Inc.             Member of Liberty/Fox Sports    March 30, 1999
                                     Financing, LLC


   By: /s/ David J.A. Flowers
____________________________________
         David J.A. Flowers
           Vice President

By: Fox Entertainment Group, Inc.    Member of Liberty/Fox Sports    March 30, 1999
                                     Financing, LLC


      By: /s/ Jay Itzkowitz
____________________________________
           Jay Itzkowitz
       Senior Vice President

                           FOX/LIBERTY NETWORKS, LLC

                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fox/Liberty Networks, LLC
  Consolidated Financial Statements....................................... F-2
  Report of Independent Public Accountants................................ F-3
  Consolidated Balance Sheets as of December 31, 1998 and 1997............ F-4
  Consolidated Statements of Operations for the years ended December 31,
   1998 and 1997 and the eight months ended December 31, 1996............. F-5
  Consolidated Statements of Members' Equity for the years ended December
   31, 1998 and 1997 and the eight months ended December 31, 1996......... F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
   1998 and 1997 and the eight months ended December 31, 1996............. F-7
  Notes to Consolidated Financial Statements.............................. F-8
Liberty Sports, Inc. and subsidiaries--Domestic Operations
  Financial Statements.................................................... F-22
  Independent Auditors' Report............................................ F-23
  Combined Statements of Operations and Equity for the period January 1,
   1996 to April 29, 1996................................................. F-24
  Combined Statements of Cash Flows for the period January 1, 1996 to
   April 29, 1996......................................................... F-25
  Notes to Combined Financial Statements.................................. F-26
FX Networks, LLC
  Financial Statements.................................................... F-30
  Report of Independent Public Accountants................................ F-31
  Statements of Operations for the periods ended April 29, 1996........... F-32
  Statements of Cash Flows for the periods ended April 29, 1996........... F-33
  Notes to Financial Statements........................................... F-34
Liberty/Fox ARC, L.P.
  Consolidated Financial Statements....................................... F-37
  Consolidated Statement of Operations for the period from Inception
   (April 30, 1996) to December 31, 1996 (unaudited)...................... F-38
  Consolidated Statement of Cash Flows for the period from Inception
   (April 30, 1996) to December 31, 1996 (unaudited)...................... F-39
  Notes to Consolidated Financial Statements.............................. F-40
Regional Programming Partners
  Consolidated Financial Statements....................................... F-46
  Report of Independent Public Accountants................................ F-47
  Consolidated Balance Sheet as of December 31, 1998 and December 31,
   1997................................................................... F-48
  Consolidated Statements of Income for the year ended December 31, 1998 and the period from December 18, 1997 (Inception) to December 31,
   1997................................................................... F-49
  Consolidated Statements of Partners' Capital for the year ended December
   31, 1998 and the period from December 18, 1997 (Inception) to December
   31, 1997............................................................... F-50
  Statements of Cash Flows for the year ended December 31, 1998 and the period from December 18, 1997 (Inception) to December 31, 1997......... F-51
  Notes to Consolidated Financial Statements.............................. F-52
Condensed Financial Statements of the Company on Schedule
  Report of Independent Public Accountants on Schedule.................... S-2
  Schedule I--Balance Sheets as of December 31, 1998 and 1997............. S-3
  Schedule I--Statements of Operations for the periods ended December 31,
   1998, 1997 and 1996.................................................... S-4
  Schedule I--Statements of Cash Flows for the periods ended December 31,
   1998, 1997 and 1996.................................................... S-5
  Schedule I--Notes to Condensed Financial Statements..................... S-6
  Schedule II--Valuation and Qualifying Accounts for the periods ended
   December 31, 1998, 1997 and 1996....................................... S-7

                           FOX/LIBERTY NETWORKS, LLC

                       CONSOLIDATED FINANCIAL STATEMENTS

                        As of December 31, 1998 and 1997

                 With Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Fox/Liberty Networks, LLC:

We have audited the accompanying consolidated balance sheets of FOX/LIBERTY NETWORKS, LLC and subsidiaries, a Delaware limited liability company (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' equity and cash flows for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox/Liberty Networks, LLC and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

                              Arthur Andersen LLP

Los Angeles, California
February 19, 1999

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                                             December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $   42,918 $   49,560
  Trade and other receivables, net of allowance for
   doubtful accounts of $9,324 and $1,714 at December
   31, 1998 and 1997....................................    138,139    136,661
  Receivables from equity affiliates, net...............     33,577     37,858
  Program rights........................................     88,620     50,373
  Notes receivable, current.............................      1,928      3,376
  Prepaid expenses and other current assets.............      9,939      7,886
                                                         ---------- ----------
    Total current assets................................    315,121    285,714
Property and equipment, net.............................     49,306     42,027
Investments in affiliates...............................    871,432    850,201
Note receivable, long-term..............................         24      4,432
Program rights..........................................    106,459     78,110
Excess cost, net of accumulated amortization of $86,470
 and $72,170 at December 31, 1998 and 1997..............    521,133    514,608
Other assets............................................     28,460     42,666
                                                         ---------- ----------
    Total Assets........................................ $1,891,935 $1,817,758
                                                         ========== ==========
            LIABILITIES AND MEMBERS' EQUITY
            -------------------------------
Current liabilities:
  Accounts payable and accrued expenses................. $  164,329 $  176,241
  Program rights payable................................     56,651     23,232
  Current portion of long-term debt.....................     15,450     80,216
  Accrued interest......................................     24,833     17,413
  Other current liabilities.............................     13,806     11,515
                                                         ---------- ----------
    Total current liabilities...........................    275,069    308,617
Non-current program rights payable......................    123,581    110,693
Long-term debt, net of current portion..................  1,401,891  1,246,291
Minority interest.......................................      1,191       (114)
Commitments and contingencies
Members' equity.........................................     90,203    152,271
                                                         ---------- ----------
    Total Liabilities and Members' Equity............... $1,891,935 $1,817,758
                                                         ========== ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Periods Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                          Year ended   Year ended  April 30 to
                                         December 31, December 31, December 31,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Revenues:
  Programming...........................   $301,734     $226,469    $  85,288
  Advertising...........................    160,499      117,874       37,685
  Direct broadcast......................    121,759       91,663        5,711
  Infomercial...........................     23,270       16,420        4,261
  Merchandising.........................        --           --         3,226
  Other.................................     47,932       19,366        8,621
                                           --------     --------    ---------
                                            655,194      471,792      144,792
                                           --------     --------    ---------
Expenses:
  Operating.............................    485,276      420,888      197,445
  General and administrative............     90,662       65,558       31,609
  Depreciation and amortization.........     21,662       18,968        8,507
                                           --------     --------    ---------
                                            597,600      505,414      237,561
                                           --------     --------    ---------
Operating income (loss).................     57,594      (33,622)     (92,769)
                                           --------     --------    ---------
  Other (income) expenses:
  Interest, net.........................    110,425       34,142        3,819
  Subsidiaries' income tax expense
   (benefit), net.......................      1,456       (1,590)       3,437
  Loss on sale of assets................        121          --         4,913
  Equity loss of affiliates, net........      5,913        9,018       12,024
  Other.................................     (1,478)         401          --
  Minority interest.....................      3,225        2,864          187
                                           --------     --------    ---------
                                            119,662       44,835       24,380
                                           --------     --------    ---------
Net loss................................   $(62,068)    $(78,457)   $(117,149)
                                           ========     ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

             For the Periods Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                             LMC        Liberty/Fox     Fox Regional    Total
                            Newco    Sports Financing,     Sports     Members'
                           US, Inc.         LLC        Holdings, Inc.  Equity
                           --------  ----------------- -------------- ---------
BALANCE, APRIL 30, 1996..  $  8,000      $243,577         $ 96,300    $ 347,877
 (representing the
  initial contributions
  of the members)
  Net loss...............   (36,132)      (44,885)         (36,132)    (117,149)
                           --------      --------         --------    ---------
BALANCE, DECEMBER 31,
 1996....................   (28,132)      198,692           60,168      230,728
  Net loss...............   (24,199)      (30,059)         (24,199)     (78,457)
                           --------      --------         --------    ---------
BALANCE, DECEMBER 31,
 1997....................   (52,331)      168,633           35,969      152,271
  Net loss...............   (19,144)      (23,780)         (19,144)     (62,068)
                           --------      --------         --------    ---------
BALANCE, DECEMBER 31,
 1998....................  $(71,475)     $144,853         $ 16,825    $  90,203
                           ========      ========         ========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Periods Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                           Year ended   Year ended  April 30 to
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Cash flows from operating activities:
  Net loss..............................    $(62,068)   $  (78,457)  $(117,149)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
    Additional amortization of program
     rights.............................         --            --       80,000
    Depreciation and amortization.......      21,662        18,968       8,507
    Interest accretion and amortization
     of debt issuance costs.............      29,868         9,431         --
    Loss on sale of assets..............         121           --        4,913
    Equity loss of affiliates...........       5,913         9,018      12,024
    Minority interests..................       3,225         2,864         187
  Changes in operating assets and
   liabilities:
    Trade and other receivables.........      (1,373)      (47,296)     (8,029)
    Program rights......................     (65,871)      (77,266)     (3,205)
    Prepaid expenses and other operating
     assets.............................      (4,812)      (10,715)       (239)
    Accounts payable and accrued
     expenses...........................     (14,529)       51,462      33,939
    Program rights payable..............      46,278        26,749      (1,149)
    Other operating liabilities.........       9,553        18,517       4,512
                                            --------    ----------   ---------
      Net cash (used in) provided by
       operating activities.............     (32,033)      (76,725)     14,311
                                            --------    ----------   ---------
Cash flows from investing activities:
  Advances from equity affiliates.......      96,084       102,497      56,666
  Advances to equity affiliates.........     (92,913)     (106,555)    (78,651)
  Notes receivable collected from
   (issued to) third parties............       5,856           540      (1,700)
  Purchases of property and equipment...     (14,665)      (31,321)    (11,202)
  Distributions from equity affiliates..      40,051         4,704         563
  Investments in equity affiliates......     (67,671)     (857,325)     (4,046)
  Purchase of program rights and related
   assets...............................         --        (45,000)        --
  Acquisition of FIT TV, net of cash
   acquired.............................      (3,618)          --          --
  Proceeds from sale of investment......         900           --          --
  Cash sold upon sale of merchandising
   assets...............................         --            --         (429)
                                            --------    ----------   ---------
      Net cash used in investing
       activities.......................     (35,976)     (932,460)    (38,799)
                                            --------    ----------   ---------
Cash flows from financing activities:
  Cash overdraft, included in accounts
   payable..............................         --            --        2,133
  Borrowings of long-term debt..........     155,000     1,720,078      48,448
  Repayment of long-term debt...........     (91,713)     (648,960)    (24,800)
  Deferred debt issuance costs..........         --        (18,357)        --
  Distribution to minority shareholder
   of subsidiary........................      (1,920)       (1,980)       (600)
                                            --------    ----------   ---------
      Net cash provided by financing
       activities.......................      61,367     1,050,781      25,181
                                            --------    ----------   ---------
Net (decrease) increase in cash and cash
 equivalents............................      (6,642)       41,596         693
Cash and cash equivalents, beginning of
 period.................................      49,560         7,964       7,271
                                            --------    ----------   ---------
Cash and cash equivalents, end of
 period.................................    $ 42,918    $   49,560   $   7,964
                                            ========    ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998
                            (Dollars in thousands)

(1) Organization

  Fox/Liberty Networks, LLC, a Delaware limited liability company, (together with its subsidiaries, the "Company") was formed in April 1996, to own and operate programming services featuring predominantly sports and sports related programming, as well as a national general entertainment programming service.

  The Company's members as of December 31, 1998 and 1997, were:

                                                                       Interest
                                                                       --------
   LMC Newco U.S., Inc. ("LMCI") ....................................   30.843%
    (a wholly-owned subsidiary of Liberty Sports, Inc. ("LSI"), a wholly-owned subsidiary of Liberty Media Corporation ("LMC"))
   Fox Regional Sports Holdings, Inc. ("FRSH").......................   30.843%
    (a wholly-owned subsidiary of Fox Entertainment Group, Inc.
    ("Fox"), a majority owned subsidiary of News America Incorporated
    ("NAI"), a wholly-owned subsidiary of The News Corporation
    Limited)
   Liberty/Fox Sports Financing, LLC.................................
    (50% owned by each of LMCI and Fox)                                 38.314%
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

  Fox Sports Net, LLC, which is comprised of the following:

     --Liberty/Fox West LLC              --Liberty/Fox ARC LP
     --Fox/Liberty Ad Sales LLC          --Liberty/Fox Southeast LLC
     --Liberty/Fox Northwest LP          --Liberty/Fox Utah LLC
     --Liberty/Fox Sunshine LLC          --Liberty/Fox Arizona LLC
     --Fox Sports Detroit, LLC           --Fox/Liberty Network Programming LLC

  FX Networks, LLC
  Fox Sports RPP Holdings, LLC

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

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


  In September 1997, Fox Sports Detroit, LLC a majority-owned subsidiary of the Company, was formed for the purpose of providing sports and sports related programming in the Detroit, Michigan area (See Note 3(e)).

  In December 1997, the Company consummated a transaction with Rainbow Media Sports Holdings, Inc. ("Rainbow"), a subsidiary of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) ("Cablevision"), pursuant to which
(i) Fox Sports RPP Holdings, LLC was formed to hold an interest in Regional Programming Partners ("RPP"), which in turn was formed to hold interests in Rainbow's existing regional sports networks ("RSN's") and certain other businesses, (ii) National Sports Partners ("NSP") was formed to operate Fox Sports Net ("FSN") a national programming service, and (iii) National Advertising Partners ("NAP") was formed to act as the national advertising sales representative for the RSNs which are affiliated with FSN. The Company contributed $850,000 for its 40 percent interest in RPP, which exceeded its equity in the underlying net assets of RPP by $314,420 (See Note 6(b)). Had the investment occurred at the beginning of the year ended December 31, 1997 (January 1, 1997) and the eight month period December 31, 1996 (April 30,
1996), pro-forma net loss would have increased by $2,234 and $9,099, respectively. The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the investment occurred on the dates indicated, or which may result in the future.

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

  The Company and its predecessor, Liberty Sports, Inc., have entered into or committed to contracts for program rights to telecast college football and Major League Baseball games, respectively. In 1996, the Company performed an in-depth evaluation and determined that these contracts would produce losses over the term of the respective contracts. Accordingly, the Company and its affiliates recorded $109,000 in additional amortization related to these contracts during the period from inception (April 30, 1996) to December 31, 1996.

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

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


 (e) Other Assets

  At December 31, 1998 and 1997 other assets included $17,063 and $17,896, respectively, of debt issuance costs related to the issuance of Senior Notes and Senior Discount Notes (the "Notes"--See Note 7(c)). These costs are amortized using the effective interest method over the term of the Notes. Amortization expense was $1,358 and $461 for the years ended December 31, 1998 and 1997 and is included in interest expense.

 (f) Income Taxes

  No provision has been made for federal, state or foreign income taxes, as the liability for such income taxes is the responsibility of the members.

 (g) Investments in Affiliates

  The consolidated financial statements include the operations of subsidiary companies more than 50% owned. Investments in and advances to affiliates in which the Company has a substantial ownership interest of approximately 20 to 50%, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. Under this method of accounting, the original investment is increased or decreased by the Company's share of income or losses and dividends.

  Partnerships in which the Company acts as a limited partner, but in which the third party general partner exercises management control, are not consolidated regardless of the ownership interest. If these investments meet the conditions outlined in the paragraph above then the partnerships are accounted for under the equity method.

 (h) Excess Cost

  Excess cost represents the difference between the cost of acquiring programming entities and amounts assigned to their tangible and intangible assets. Such amounts are amortized on a straight-line basis over 40 years. Amortization expense was $14,300, $11,776 and $5,241 for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

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

 (j) Non-Monetary Transactions

  The Company trades commercial advertising spots in return for other services, primarily programming. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $4,173, $8,539

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)

and $2,512 in both advertising revenue and programming expenses during the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

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

 (l) Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the SFAS 121 from inception (April 30, 1996). See Note 2(h) for the policy on excess cost.

 (m) Segment Reporting

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131") on the disclosure of segments of an enterprise. SFAS 131 establishes guidelines for determining operating segments within public business enterprises. Based on these guidelines the Company reports information under a single cable programming segment. The Company adopted SFAS 131 as of January 1, 1998.

 (n) Major Customers

  The Company recognized revenue from one customer which represented 14.3% of consolidated revenues.

 (o) Reclassifications

  Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the period from inception (April 30, 1996) to December 31, 1996 are as follows:

                                              December 31, 1996
                             ----------------------------------------------------
                                    Acquisition             Disposal      Total
                             -------------------------- ---------------- --------
                             Prime Sports
                             Northwest(a) SportSouth(b) Merchandising(c)
                             ------------ ------------- ----------------
   Fair value of net assets
    acquired/(disposed):
     Cash..................    $ 1,328      $  3,626        $  (429)     $  4,525
     Accounts receivable...      4,663        10,691           (600)       14,754
     Prepaid program
      rights...............        425            --             --           425
     Prepaid expenses and
      other current
      assets...............        304            84           (10)           378
     Inventory.............         --            --         (3,064)       (3,064)
     Investment............         --        (2,135)            --        (2,135)
     Excess cost...........         --            --         (5,771)       (5,771)
     Other assets..........         46           102           (105)           43
     Property, plant and
      equipment, net.......      2,832           259         (1,064)        2,027
     Notes receivable......         40            --             --            40
     Accounts payable and
      accrued expenses            (809)       (1,640)         2,330          (119)
     Program rights
      payable..............        (91)           --             --           (91)
     Notes payable.........         --       (18,002)            --       (18,002)
                               -------      --------        -------      --------
                                 8,738        (7,015)        (8,713)       (6,990)
   Less: existing
    investment in
    affiliates.............     (6,427)          471             --        (5,956)
                               -------      --------        -------      --------
                                 2,311        (6,544)        (8,713)      (12,946)
   Satisfied by:
     Cash..................     (9,000)           --             --        (9,000)
     Note payable..........         --       (65,334)            --       (65,334)
     Note receivable.......         --            --          3,800         3,800
                               -------      --------        -------      --------
   Subtotal................         --            --             --       (83,480)
                               -------      --------        -------      --------
   Excess cost.............    $(6,689)     $(71,878)                    $(78,567)
                               =======      ========                     ========
   Loss on sale............                                 $(4,913)     $ (4,913)
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

(b) In October 1996, the Company purchased an additional 44% interest in its affiliate, SportSouth Network, Ltd. ("SportSouth"), through the issuance of a note in the amount of $65,334. SportSouth was then

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)

   consolidated with the Company. Had the additional 44% interest been acquired at inception (April 30, 1996), the consolidated pro forma revenue and income would have increased by $19,490 and $5,072, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(c) In September 1996, the Company received a note receivable for approximately $3,800 in connection with the sale of its merchandising assets.

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1997 is as follows:

                                                                    December 31,
                                                                     1997(e)(f)
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
                                                                      ========

(d) In March 1997, Liberty/Fox ARC LP, an affiliate of the Company, paid $40,000 to Group W to purchase the remaining 12.78% interest in Affiliated Regional Communications, LTD and Affiliates ("ARC"). This transaction resulted in Liberty/Fox ARC LP recording $25,785 in excess costs. In conjunction with this transaction, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP. Subsequent to the purchase, the consolidated subsidiaries of ARC were consolidated with the Company (see Note 2(a)). Had the additional 12.78% interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997 and April 30, 1996 with respect to the eight months ended December 31, 1996, the pro forma consolidated revenue would have increased by $29,913 and $107,531, respectively, and pro forma consolidated income would have increased by $372 and $482, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(e) In September 1997, the Company formed Fox Sports Detroit, LLC for the purpose of providing sports and sports related programming to the Detroit, Michigan area. Fox Sports Detroit, LLC entered into agreements to pay cash of $45,000 and issue notes payable totaling $25,558 to secure certain sports programming rights

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)

   and other assets. Amounts remaining as excess cost will be amortized over 40 years. Had the acquisition occurred at the beginning of the period (January 1, 1997), and assuming that the full $70,713 is recorded as excess cost and amortized over 40 years, the pro-forma consolidated revenue would have increased, and loss would have decreased, by $17,940 and $2,143, respectively. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(f) In December 1997, the Company contributed net assets of $14,926 and $2,741 to NSP and NAP, respectively, for a 50% interest in each partnership. The net assets contributed were comprised of certain accounts receivables, fixed assets, investments and accrued liabilities.

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1998 is as follows:

                                                                       Fit TV(g)
                                                                       ---------
   Fair value of net assets acquired:
     Cash.............................................................  $   132
     Accounts receivable..............................................      650
     Prepaid program rights...........................................      725
     Prepaid expenses.................................................      200
     Fixed assets.....................................................       11
     Other assets.....................................................      156
     Accounts payable and accrued expenses............................   (3,762)
     Program rights payable...........................................      (29)
     Other current liabilities........................................     (158)
                                                                        -------
                                                                         (2,075)
   Satisfied by:
     Cash.............................................................   18,750
                                                                        -------
   Excess cost........................................................  $20,825
                                                                        =======

(g) In April 1998, the Company completed the acquisition of Fit TV Partnership, with an effective date as of January 1, 1998, in which the Company paid $15,000 to Cable Health TV, Inc. in 1997 and $1,875 each to Reebok CHC, Inc. and Liberty CHC, Inc., representing 100% capital interest and a 92% profit interest in Fit TV Partnership, and accordingly, has been consolidated with the Company. An 8% minority profit interest in Fit TV Partnership was acquired by a third party. Had the capital interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997, and April 30, 1996 with respect to the eight months ended December 31, 1996, the pro forma revenue would have increased by $4,074 and $2,855, respectively, and net loss would have increased by $7,561 and $4,429, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

  Cash paid for interest was $76,154, $24,848 and $5,330 for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


(4) Related Party Transactions

  For the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of LMCI and Fox:

                                           Year ended   Year ended  April 30, to
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Revenue:
     Programming.........................   $93,922      $92,244      $23,229
     Advertising.........................     1,523        3,183          326
     Direct broadcast....................        --        2,082        5,711
     Interest income.....................       351        2,719          108
     Other...............................    19,606           --        3,358
   Expenses:
     Operating...........................    62,216       65,736       12,631
     General and administrative..........     2,775        4,156        2,340
     Interest expense....................        25        1,570          293

  At December 31, 1998 and 1997, receivables from related parties were $19,962 and $29,293, respectively, and payables to related parties were $19,631 and $21,476, respectively.

  The Company has a non exclusive, royalty-free license from affiliates of Fox to use the "FOX" brand name and certain related artwork in connection with the Company's business.

(5) Property and Equipment

  Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Studio and production equipment.......................... $ 50,455  $ 26,847
   Office equipment.........................................   16,733    14,823
   Construction in progress.................................   11,450    21,357
   Other....................................................    6,518     5,614
                                                             --------  --------
                                                               85,156    68,641
   Accumulated depreciation.................................  (35,850)  (26,614)
                                                             --------  --------
                                                             $ 49,306  $ 42,027
                                                             ========  ========

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


(6) Investments Accounted for Under the Equity Method

 (a) Significant Subsidiaries

  Summarized unaudited financial information for significant subsidiaries, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                          Combined Financial Position

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Current Assets........................................ $  523,347 $  584,433
   Non-Current Assets....................................  1,883,399  1,820,560
                                                          ---------- ----------
   Total Assets.......................................... $2,406,746 $2,404,993
                                                          ========== ==========
   Current Liabilities................................... $  356,004 $  400,986
   Non-Current Liabilities...............................    573,111    588,881
   Minority Interest.....................................     64,117    129,495
   Partners' Equity......................................  1,413,514  1,285,631
                                                          ---------- ----------
   Total Liabilities and Equity.......................... $2,406,746 $2,404,993
                                                          ========== ==========

                              Combined Operations

                                           Year ended   Year ended  April 30, to
                                          December 31, December 31, December 31,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Gross Revenue.........................   $783,156     $ 66,167     $125,373
   Operating (Loss) Profit...............    (65,062)     (24,647)      14,270
   Net (Loss) Income.....................    (29,834)     (24,663)       7,205

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

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                             (Dollars in thousands)


 (b) Unconsolidated Affiliates

  The following table reflects the Company's ownership interests in majority and minority owned affiliates as of:

                                                                   December 31,
                                                                   -------------
                               Entity                               1998   1997
                               ------                              ------ ------
   Majority Owned Affiliates
     Liberty/Fox Chicago LP.......................................  98.0%  98.0%
     Liberty/Fox KBL LP...........................................  60.0%  60.0%
     Liberty/Fox Bay Area LP......................................  98.0%  98.0%
     Liberty/Fox Upper Midwest LP.................................  98.0%  98.0%
     Liberty/Fox Distribution LP..................................  98.0%  98.0%

   Minority Owned Affiliates
     LMC Sunshine Inc.............................................  48.5%  48.5%
     Cable Ad Partners-cost method................................   0.0%   8.0%
     Sunshine Network Joint Venture...............................  49.0%  49.0%
     Prime Sports Network-Upper Midwest Joint Venture.............  33.0%  33.0%
     Home Team Sports Limited Partnership.........................  34.3%  34.3%
     Prime Sports Channel Prism Associates........................   0.0%  33.3%
     Mountain Mobile TV...........................................  33.3%  33.3%
     Regional Programming Partners................................  40.0%  40.0%
     National Sports Partners.....................................  50.0%  50.0%
     National Advertising Partners................................  50.0%  50.0%
     CTV Sports Net...............................................  20.0%   0.0%

  The following table reflects the carrying value of the Company's investments accounted for under the equity method and the Company's equity in earnings (losses) of its majority and minority owned affiliates:

                                                              Investment
                                                       -------------------------
                                                       December 31, December 31,
                        Entity                             1998         1997
                        ------                         ------------ ------------
Majority Owned Affiliates.............................   $( 7,734)    $(20,845)
Minority Owned Affiliates.............................    879,166      871,046
                                                         --------     --------
                                                         $871,432     $850,201
                                                         ========     ========


                                           Equity in Earnings (Losses)
                                  ---------------------------------------------
                                                                Period from
                                   Year ended   Year ended       Inception
                                  December 31, December 31, (April 30, 1996) to
             Entity                   1998         1997      December 31, 1996
             ------               ------------ ------------ -------------------
Majority Owned Affiliates........   $ 13,111     $(2,288)        $(17,163)
Minority Owned Affiliates........    (19,024)     (6,730)           5,139
                                    --------     -------         --------
                                    $ (5,913)    $(9,018)        $(12,024)
                                    ========     =======         ========

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


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

  The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $334,096 and $342,302 at December 31, 1998 and 1997, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated $7,876, $1,025 and $574 during the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively, and is included in the Company's share of equity income of affiliates.

(7) Debt

  Debt at December 31, 1998 and 1997 is summarized as follows:

                                                          December 31,
                                                     ------------------------
                                                         1998         1997
                                                     ------------  ----------
   Turner Note Payable(a)........................... $        --   $   65,334
   Chase Manhattan Bank--Term(b)....................      400,000     400,000
   Chase Manhattan Bank--Revolver(b)................      205,000      60,000
   Senior Notes(c)..................................      500,000     500,000
   Senior Discount Notes(c).........................      286,878     260,828
   Other............................................       25,463      40,345
                                                     ------------  ----------
                                                        1,417,341   1,326,507
   Less current portion.............................      (15,450)    (80,216)
                                                     ------------  ----------
                                                      $ 1,401,891  $1,246,291
                                                     ============  ==========
   Annual future minimum maturities of debt are as
    follows:
     1999........................................... $     15,450
     2000...........................................       22,344
     2001...........................................       85,052
     2002...........................................      100,223
     2003...........................................      227,394
     Thereafter.....................................      966,878
                                                     ------------
                                                      $ 1,417,341
                                                     ============

  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Rates on the Company's debt approximate current market rates, and as such, the carrying amount of borrowings outstanding approximates fair value.

(a) On October 10, 1996, LMC Southeast Sports, Inc. purchased Turner Sports Programming, Inc.'s 44% partnership interest in SportSouth. LMC Southeast Sports, Inc. signed a promissory note to Turner Broadcasting Company for $65,334, plus interest at a rate of 7.5% per annum. The Note was paid in full at maturity on October 10, 1998.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


(b) On December 15, 1997, Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC (together, the "Co-Borrowers"), entered into a credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a $400,000 term loan and a $400,000 revolving credit facility ("the Facilities"). Borrowings under the Facilities are guaranteed by the Company, the Co-Borrowers and certain subsidiaries of Fox Sports Net, LLC and are secured by substantially all of the assets of the Company. Borrowings under the facilities bear interest, at the option of the Co-Borrowers, at a rate based upon the prime rate of interest or eurodollar rates. The Co-Borrowers also pay a commitment fee on the unused and available amounts under the revolving credit facility. The revolving credit commitments will reduce on a quarterly basis commencing December 31, 2000; principal payments under the term loan will also be required quarterly commencing December 31, 2000. The Credit Agreement provides for the maintenance of several financial and other covenants, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, among others. The Company was in compliance with the debt covenants as of December 31, 1998.

(c) In August 1997, Fox/Liberty Networks, LLC (the "Issuer") privately sold $500,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction (the "Offering") exempt from registration under the Securities Act of 1933, as amended ("1933 Act"). In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Issuer exchanged all of the Old Notes for new notes (the "Notes") which were registered by the Issuer under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Issuer received no proceeds from the issuance of the Notes in the Exchange Offer. Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. Interest accretes to principal prior to the commencement of interest payments. At December 31, 1998 and 1997 the unamortized discount on the Senior Discount Notes was $118,122 and $144,669, respectively. Interest expense, resulting from the amortization of the discount, was $26,547 and $8,053 for the years ended December 31, 1998 and 1997, respectively. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Notes are unsecured.


  Interest expense was $112,961, $49,183 and $4,235 for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively. Interest income was $2,536, $15,041 and $416 for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

(8) Additional Interests Earned by Company's Members

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

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


(9) 401(k) Plan

  During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan, participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the years, ended December 31, 1998 and 1997, the Company contributed $4,757 and $4,013, respectively to the 401(k) Plan.

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

  During 1998, the Company granted 28,000 and 18,000 rights at $185 and $135, respectively. During 1997, the Company granted 185,100 rights at $135. The value of the 1998 grants were based on an independent valuation and the value of the 1997 grants were based on the initial value determined by the Company's members. At December 31, 1998 and 1997, 118,260 and 74,040 rights had vested, respectively, with a weighted average exercise period of 7.3 years at December 31, 1998. A valuation at December 31, 1998 has not been completed. Compensation expense of $13,526 has been recorded through December 31, 1998 with respect to vested Appreciation Rights.

(11) Commitments and Contingencies

 (a) Operating Leases

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2010. Future minimum payments, by year under noncancelable operating leases with a term of one year or more consist of the following at December 31, 1998:

      1999............................................................ $ 20,291
      2000............................................................   13,794
      2001............................................................   11,768
      2002............................................................   10,752
      2003............................................................   10,193
      Thereafter......................................................   24,481
                                                                       --------
      Total minimum lease payments.................................... $ 91,279
                                                                       ========

  Total lease expense was approximately $27,396, $17,137 and $7,881 for the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               December 31, 1998
                            (Dollars in thousands)


 (b) Long-term Program Rights Contracts

  The Company has long-term program rights contracts which require payments through 2009. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 1998:

      1999.......................................................... $  258,529
      2000..........................................................    262,390
      2001..........................................................    211,470
      2002..........................................................    208,479
      2003..........................................................    182,773
      Thereafter....................................................    530,380
                                                                     ----------
      Total minimum program rights payments......................... $1,654,021
                                                                     ==========

  The Company licenses television and feature film programming on a long-term basis from various related parties, and accordingly records a program rights asset and payable for the contractual amounts. At December 31, 1998 and 1997, the unamortized program rights were $150,771 and $108,672, respectively, and the program rights payable were $134,652 and $103,444, respectively.

 (c) Employment Agreements

  The Company has employment agreements with certain executives providing for compensation payable through 2001.

 (d) Litigation

  In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material effect on the Company's financial position or results of operations.


(12) Subsequent Events

  In March 1999, the Company agreed to sell its investment in Fit TV to an affiliate of Fox for $6 million in cash. The Company expects to record a loss from the sale of this investment in the amount of the excess of the Company's carrying value of the investment in these net assets at the date of sale, including any related unamortized excess cost, over the selling price.

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                              FINANCIAL STATEMENTS

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                             FINANCIAL STATEMENTS

                       With Independent Auditors' Report

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fox/Liberty Networks, LLC:

  We have audited the accompanying combined statements of operations and equity and cash flows of Liberty Sports, Inc. and subsidiaries--Domestic Operations for the period from January 1, 1996 to April 29, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Liberty Sports, Inc. and subsidiaries--Domestic Operations for the period from January 1, 1996 to April 29, 1996, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Dallas, Texas
June 28, 1996

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                  COMBINED STATEMENT OF OPERATIONS AND EQUITY
                             (amounts in thousands)

                                                                       January
                                                                       1, 1996
                                                                       to April
                                                                       29, 1996
                                                                       --------
Revenues (note 4):
  Programming......................................................... $ 37,484
  Advertising.........................................................   27,696
  Direct broadcast....................................................   23,709
  Network support.....................................................    2,471
  Other...............................................................    8,393
                                                                       --------
                                                                         99,753
                                                                       --------
Operating costs and expenses (notes 4 and 7):
  Operating...........................................................   60,664
  General and administrative..........................................   27,993
  Depreciation and amortization.......................................   10,788
                                                                       --------
                                                                         99,445
                                                                       --------
    Operating income (loss)...........................................      308
                                                                       --------
Other income (expense):
  Interest expense....................................................   (1,963)
  Interest income.....................................................       91
  Equity in earnings of affiliates (note 5)...........................      219
  Minority interest in earnings of subsidiaries.......................   (1,076)
  Other, net..........................................................    1,467
                                                                       --------
                                                                        (1,262)
                                                                       --------
    Loss before income taxes..........................................     (954)
Income tax benefit (note 6)...........................................      217
                                                                       --------
    Net loss..........................................................     (737)
Equity, beginning of period...........................................  236,788
Net change in Parent's investment.....................................  (11,570)
                                                                       --------
Equity, end of period................................................. $224,481
                                                                       ========

            See accompanying notes to combined financial statements.

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                        COMBINED STATEMENT OF CASH FLOWS
                             (amounts in thousands)

                                                                    January 1,
                                                                       1996
                                                                   to April 29,
                                                                       1996
                                                                   ------------
Cash flows from operating activities:
  Net loss........................................................   $   (737)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................     10,788
    Equity in earnings of affiliates..............................       (219)
    Minority interest.............................................      1,076
    Deferred income taxes.........................................     (1,176)
    Changes in operating assets and liabilities:
      Receivables.................................................     (9,198)
      Inventories.................................................       (167)
      Prepaid program rights......................................      1,197
      Other assets................................................     (1,906)
      Payables, accruals and unearned revenue.....................     (2,881)
                                                                     --------
        Net cash used in operating activities.....................     (3,223)
                                                                     --------
Cash flows from investing activities:
  Capital expended for property and equipment.....................     (4,544)
  Additional investments in and loans to affiliates...............     (2,500)
  Return of capital from affiliates...............................      1,000
                                                                     --------
        Net cash used in investing activities.....................     (6,044)
                                                                     --------
Cash flows from financing activities:
  Borrowings of long-term debt....................................     28,600
  Repayments of long-term debt....................................     (8,956)
  Change in Parent's investment...................................    (11,570)
                                                                     --------
        Net cash provided by financing activities.................      8,074
                                                                     --------
Decrease in cash and cash equivalents.............................     (1,193)
Cash and cash equivalents at beginning of period..................     10,453
                                                                     --------
Cash and cash equivalents at end of period........................   $  9,260
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

 (b) Investments in Affiliates

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

 (c) Revenues

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

 (d) Nonmonetary Transactions

  The Company trades commercial advertising spots in return for other services, primarily programming. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $2,050,000 in both advertising revenue and expenses during the period January 1, 1996 to April 29, 1996.

 (e) Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

(3) Supplemental Disclosures to Combined Statements of Cash Flows

  Cash paid for interest was $1,805,000 for the period January 1, 1996 to April 29, 1996. Cash paid for income taxes during the period January 1, 1996 to April 29, 1996 was not material.

(4) Related Party Transactions

  For the period January 1, 1996 to April 29, 1996, the Company recognized the following revenue and expenses as a result of transactions with related parties, primarily TCI and its affiliates (amounts in thousands):

   Revenues and other:
     Programming....................................................... $12,213
     Direct broadcast..................................................   5,908
     Network support...................................................   2,375
     Other.............................................................     824
   Expenses:
     Programming fees..................................................   2,865
     Direct broadcast programming fees.................................   3,094

(5) Investments in Affiliates

  The following table reflects LSI Domestic's share of earnings (losses) (principally accounted for under the equity method) of each of these affiliates (amounts in thousands):

   Entity
   ------
   SportsChannel Chicago Associates ("SC--CHI")........................ $ 2,877
   Prime SportsChannel Network Associates..............................  (2,169)
   Sunshine Network Joint Venture ("Sunshine").........................     669
   SportsSouth Network Ltd.............................................   2,026
   Prime Sports Network--Upper Midwest Joint Venture...................      --
   SportsChannel Prism Associates......................................     139
   Rocky Mountain Mobile TV............................................      93
   Home Team Sports Limited Partnership ("HTS")........................     397
   SportsChannel Pacific...............................................      --
   Global Music Channel................................................  (3,813)
                                                                        -------
                                                                        $   219
                                                                        =======

  The Company's investment in three of these affiliates (Sunshine, HTS, and SC-CHI) exceeded its equity in the underlying net assets. These excess amounts are being amortized over the estimated useful lives of the investment affiliate agreements and sports contracts. This amortization aggregated $222,000 for the period January 1, 1996 to April 29, 1996 and is included in LSI Domestic's share of earnings.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  Summarized financial operating results for affiliates accounted for under the equity method is as follows:

                              Combined Operations
                            (amounts in thousands)

                                                                      January 1,
                                                                       1996 to
                                                                      April 29,
                                                                         1996
                                                                      ----------
   Revenues..........................................................  $ 90,170
   Operating, general and administrative expenses....................   (80,772)
   Depreciation and amortization.....................................    (1,290)
                                                                       --------
     Operating income................................................     8,108
   Interest income...................................................      (144)
   Other, net........................................................       (30)
                                                                       --------
     Net income......................................................  $  7,934
                                                                       ========

(6) Income Taxes

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

  Income tax benefit (expense) attributable to loss before income taxes for the period January 1, 1996 to April 29, 1996 consists of the following:

   Current:
     Federal............................................................. $(921)
     State...............................................................   (38)
   Deferred.............................................................. 1,176
                                                                          -----
   Total................................................................. $ 217
                                                                          =====

  Actual income tax benefit differs from the "expected" income tax benefit for the period January 1, 1996 to April 29, 1996 (computed by applying the U.S. federal corporate tax rate of 35% to loss before income taxes) as follows (amounts in thousands):

   Computed "expected" tax benefit......................................  $ 334
   Minority interest in earnings of consolidated subsidiary.............   (640)
   Other, net...........................................................    523
                                                                          -----
                                                                          $ 217
                                                                          =====

(7) Commitments and Contingencies

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2000.

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  Future minimum lease payments under noncancellable operating leases by calendar year are summarized as follows (amounts in thousands):

   1996................................................................. $15,791
   1997.................................................................  15,196
   1998.................................................................  15,073
   1999.................................................................  13,561
   2000.................................................................  10,177
   Thereafter...........................................................   5,500

  Total lease expense was approximately $4,049,000 for the period January 1, 1996 to April 29, 1996.

  The Company has long-term sports program rights contracts which require payments through 2005. Future minimum payments by calendar year are as follows (amounts in thousands):

   1996................................................................ $ 58,051
   1997................................................................   59,854
   1998................................................................   56,999
   1999................................................................   53,166
   2000................................................................   45,736
   Thereafter..........................................................  128,187

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

(8) Subsequent Event

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

                    For the Ten Months Ended April 29, 1996

             Together with Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Fox/Liberty Networks, LLC:

  We have audited the accompanying statements of Operations and Cash Flows of FX NETWORKS, LLC (the Company, a Delaware limited liability company) for the ten months ended April 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of FX Networks, LLC for the four months ended April 29, 1996 were not audited by us and, accordingly, we do not express an opinion on them.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of FX NETWORKS, LLC's operations and its cash flows for the ten months ended April 29, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
August 4, 1997

                                FX NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF OPERATIONS

                      For the Periods Ended April 29, 1996
                             (Dollars in thousands)

                                                           Four         Ten
                                                       Months Ended Months Ended
                                                          April      April 29,
                                                         29, 1996       1996
                                                       ------------ ------------
                                                       (unaudited)
Revenue:
  Programming.........................................   $24,291      $ 55,934
  Advertising.........................................     8,287        17,358
  Infomercial.........................................       947         2,109
                                                         -------      --------
                                                          33,525        75,401
                                                         -------      --------
Expenses:
  Operating...........................................    26,220        63,369
  General and administrative..........................     7,941        19,936
  Depreciation and amortization.......................       201           480
                                                         -------      --------
                                                          34,362        83,785
                                                         -------      --------
Interest expense......................................     3,354         7,898
                                                         -------      --------
    Net Loss..........................................   $(4,191)     $(16,282)
                                                         =======      ========


   The accompanying notes are an integral part of these financial statements.

                                FX NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF CASH FLOWS

                      For the Periods Ended April 29, 1996
                             (Dollars in thousands)

                                                  Four months     Ten months
                                                ended April 29, Ended April 29,
                                                     1996            1996
                                                --------------- ---------------
                                                  (unaudited)
Cash Flows from Operating Activities:
  Net income...................................     $(4,191)       $(16,282)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............         201             480
  Changes in operating assets and liabilities:
    Accounts receivables.......................      (3,998)         (9,110)
    Program rights.............................      (6,785)         (7,194)
    Other assets...............................         359            (167)
    Accounts payable and accrued expenses......      (1,136)           (927)
    Program rights payable.....................       6,263           6,254
                                                    -------        --------
      Net cash used in operating activities....      (9,287)        (26,946)
                                                    -------        --------
Cash Flows from Investing Activities:
  Purchases of property and equipment..........        (191)           (521)
                                                    -------        --------
      Net cash used in investing activities....        (191)           (521)
                                                    -------        --------
Cash Flows from Financing Activities:
  Related Party Payable........................       9,478          27,467
                                                    -------        --------
      Net cash provided by financing
       activities..............................       9,478          27,467
                                                    -------        --------
Net Increase (Decrease) in Cash and Cash
 Equivalents...................................         --              --
Cash and Cash Equivalents, beginning of year...         --              --
                                                    -------        --------
Cash and Cash Equivalents, end of year.........     $   --         $    --
                                                    =======        ========
Supplemental Cash Flow Information
  Cash paid for interest.......................     $ 3,354        $  7,898
                                                    =======        ========


   The accompanying notes are an integral part of these financial statements.

                               FX NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                         NOTES TO FINANCIAL STATEMENTS

   (Information for the four month period ended April 29, 1996 is unaudited)

                    For the Ten Months Ended April 29, 1996
                            (Dollars in thousands)

(1) Organization

  FX Networks, LLC was formed on July 1, 1993 as a division of Fox, Inc. ("Fox"), a subsidiary of The News Corporation Limited, as a basic cable exclusive service distributed on a per subscriber basis, to provide general entertainment and sports programming services and sell commercial advertising time during its programming.

(2) Significant Accounting Policies

 (a) Basis of Presentation

  The accompanying financial statements of the Company present the operations and cash flows for the interim four month period ended April 29, 1996 (unaudited) for the purpose of comparison to the year ended December 31, 1997 for its successor company, Fox/Liberty Networks, LLC.

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

                               FX NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

   (Information for the four month period ended April 29, 1996 is unaudited)

                    For the Ten Months Ended April 29, 1996
                            (Dollars in thousands)


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

(3) Related Party Transactions

  The Company recognized the following revenue and expenses as a result of arms-length transactions with related parties (amounts in thousands):

                                                   Four Months     Ten Months
                                                 Ended April 29, Ended April 29,
                                                      1996            1996
                                                 --------------- ---------------
                                                   (unaudited)
     Revenue:
       Advertising..............................     $  159          $   248
     Expenses:
       Interest expense.........................      3,354            7,898
       Production...............................      7,932           23,068
       Programming fees.........................      3,604            7,695

  TCI, which became a related party as a result of the Joint Venture (see Note
5), had transactions with the Company resulting in revenues of $25,310 for the ten month period ended April 29, 1996.

(4) Commitments and Contingencies

 (a) Leases

  The Company leases transponders and equipment used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2006.

  Total lease expense was approximately $3,912, and $1,564, for the ten months and four months ended April 29, 1996 (unaudited).

 (b) Long-term Program Rights Contracts

  The Company has long-term program rights contracts which require payments through 1999.

                               FX NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

   (Information for the four month period ended April 29, 1996 is unaudited)

                    For the Ten Months Ended April 29, 1996
                            (Dollars in thousands)


 (c) Litigation

  The Company is a party to various lawsuits and claims arising in the ordinary course of business. While the outcome of such claims, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability will not have a material adverse effect on the operating results or financial position of the Company.

(5) Subsequent Event

  On April 30, 1996, The News Corporation Limited contributed a majority of the assets and liabilities of the Company to Fox/Liberty Networks, LLC as part of a joint venture formed by The News Corporation Limited and Tele-Communications, Inc.

                              LIBERTY/FOX ARC L.P.
                        (A Delaware Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

      For the period from inception (April 30, 1996) to December 31, 1996
                                  (Unaudited)

                              LIBERTY/FOX ARC L.P.
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from Inception (April 30, 1996) to December 31, 1996 (Unaudited)
                             (Dollars in thousands)

                                                                    April 30 to
                                                                    December 31,
                                                                        1996
                                                                    ------------
                                                                    (Unaudited)
Revenue:
  Programming......................................................   $ 27,895
  Advertising......................................................      9,598
  Infomercial......................................................      1,763
  Direct broadcast.................................................     57,319
  Other............................................................     10,956
                                                                      --------
                                                                       107,531
                                                                      --------
Expenses:
  Operating........................................................     73,074
  General and administrative.......................................      7,171
  Depreciation and amortization....................................      2,407
                                                                      --------
                                                                        82,652
                                                                      --------
Operating Income...................................................     24,879
                                                                      --------
Other (income) expense:
  Interest, net....................................................        267
  Loss on sale of assets...........................................         34
  Equity income of affiliates, net.................................     (1,148)
  Other............................................................        211
  Minority interest................................................      1,468
                                                                      --------
                                                                           832
                                                                      --------
Net Income.........................................................   $ 24,047
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

                              LIBERTY/FOX ARC L.P.
                        (A Delaware Limited Partnership)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from Inception (April 30, 1996) to December 31, 1996 (Unaudited)
                             (Dollars in thousands)

                                                                   April 30 to
                                                                   December 31,
                                                                       1996
                                                                   ------------
                                                                   (Unaudited)
Cash flows from operating activities:
  Net income......................................................   $ 24,047
  Adjustments to reconcile net income to net cash provided by operating activities:
    Bad debt expense..............................................        240
    Depreciation and amortization.................................      2,407
    Loss on sale of assets........................................         34
    Equity income of affiliates...................................     (1,148)
    Minority interest.............................................      1,468
  Changes in operating assets and liabilities:
    Trade and other receivables...................................     (7,983)
    Prepaid program rights........................................        278
    Prepaid expenses and other current assets.....................        889
    Other assets..................................................         49
    Accounts payable and accrued expenses.........................    (14,290)
    Program rights payable........................................      4,422
    Unearned revenue..............................................       (733)
                                                                     --------
      Net cash provided by operating activities...................      9,680
                                                                     --------
Cash flows from investing activities:
  Purchases of property and equipment.............................     (1,886)
  Note receivable issued to third parties.........................     (4,381)
  Distribution from affiliates....................................      4,759
  Additional investment in affiliates.............................     (1,160)
  Advances to related parties.....................................    (18,608)
  Advances from related parties...................................     35,569
                                                                     --------
      Net cash provided by operating activities...................     14,293
                                                                     --------
Cash flows from financing activities:
  Repayment of long-term debt.....................................    (22,275)
  Principal payments on capital lease obligations.................        (71)
  Cash overdraft, included in accounts payable....................      3,529
                                                                     --------
      Net cash used in financing activities.......................    (18,817)
                                                                     --------
Net increase in cash and cash equivalents.........................      5,156
Cash and cash equivalents, at inception...........................      6,119
                                                                     --------
Cash and cash equivalents, end of year............................   $ 11,275
                                                                     ========

   The accompanying notes are an integral part of this consolidated financial statement.

                             LIBERTY/FOX ARC L.P.
                       (A Delaware Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  The partnership interests for the Partnership as of December 31, 1996 are as follows:

                                                                     Partnership
                                                                      Interest
                                                                     -----------
   Fox Sports Net, LLC..............................................  98%(l.p.)
   Fox Regional Sports Member, Inc..................................   1%(1.p.)
   New LMC ARC, Inc.................................................   1%(g.p.)

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

 (l) Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted SFAS 121 from inception (April 30, 1996). The adoption of the statement did not have any material impact on the Partnership's financial statements.

3. Supplemental Cash Flow Information

  Cash paid for interest for the period from inception (April 30, 1996) to December 31, 1996 was $983 (Unaudited).

4. Related Party Transactions

  For the period from inception (April 30, 1996) to December 31, 1996 the Partnership recognized the following revenue and expenses as a result of arms-length transactions with related parties:

                                                                  April 30 to
                                                                  December 31,
                                                                      1996
                                                                  (Unaudited)
                                                                  ------------
   Revenue:
     Programming.................................................   $13,117
     Network support, which is included in other revenue on the
      statement of operations....................................     2,456
   Expenses:
     Interest expense............................................        32
     DBS.........................................................       546
     Production..................................................        24
     Advertising commissions.....................................       974
     Programming fees............................................     1,735

                             LIBERTY/FOX ARC L.P.
                       (A Delaware Limited Partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  (Information as of and for the period ended December 31, 1996 is unaudited)

                               December 31, 1996
                            (Dollars in thousands)

5. Investments in Affiliates

  The following table reflects the Partnership's equity in income (losses) of these affiliates, accounted for under the equity method, for the period from inception (April 30, 1996) to December 31, 1996 (Unaudited):

                                                                      Equity in
                                                           Ownership   income
                           Entity                          percentage (losses)
                           ------                          ---------- ---------
   Sunshine Network Joint Venture.........................    49.0%    $ 1,306
   Prime Sports Network--Upper Midwest Joint Venture......    33.0%          5
   Home Team Sports Limited Partnership...................    34.3%        699
   Prime Sports Channel Prism Associates..................    33.3%        869
   Prime Sports Channel Network Associates................    50.0%     (1,953)
   Mountain Mobile TV.....................................    33.3%        222
                                                                       -------
                                                                       $ 1,148
                                                                       =======

  The Partnership's investment in Sunshine Network Joint Venture exceeded its equity in the underlying net assets. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated $67 (Unaudited) for the period from inception (April 30, 1996) to December 31, 1996 and is included in the Partnership's share of equity in income of affiliates.

6. Debt

  ARC Holding, Ltd., a wholly-owned subsidiary of the Partnership ("Holding"), is a party to a credit agreement, as amended, at December 31, 1996. Borrowings bear interest at the agent bank's base rate, the London Interbank Offered Rate, a CD rate or a combination thereof as selected by Holding plus a margin depending on Holding's ratio of total debt to cash flow (as defined). The effective interest rate at December 31, 1996 was 6.45 percent (Unaudited). Beginning June 30, 1995, and quarterly thereafter through December 31, 2000, the commitment amount is reduced in equal quarterly amounts. Holding must pay an annual commitment fee of .375 percent of the unfunded portion of the commitment. Borrowings under the credit agreement are secured by the assets of Holding, including affiliate interests, and the stock and assets of its existing and future subsidiaries.

  The credit agreement contains certain provisions which limit Holding as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, Holding must attain certain specified financial ratios. Holding was in compliance with the debt covenants as of December 31, 1996 (Unaudited).

7. Commitments and Contingencies

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  (Information as of and for the period ended December 31, 1996 is unaudited)

                               December 31, 1996
                            (Dollars in thousands)


  Future minimum payments by year under noncancelable operating leases with a term of one year or more consist of the following:

                                                                    December 31,
                                                                        1996
                                                                    ------------
                                                                    (Unaudited)
   1997...........................................................    $ 7,095
   1998...........................................................      7,733
   1999...........................................................      7,273
   2000...........................................................      5,114
   2001...........................................................        690
                                                                      -------
     Total minimum lease payments.................................    $27,905
                                                                      =======

  The Partnership has a capital lease related to equipment, which expires in 1999.

  Future minimum payments by year under the capital lease consist of the following:

                                                                      December
                                                                      31, 1996
                                                                     -----------
                                                                     (Unaudited)
   1997.............................................................    $104
   1998.............................................................     114
   1999.............................................................     115
                                                                        ----
     Total minimum lease payments...................................    $333
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

 (b) Long-term Sports Program Rights Contracts

  The Partnership has long-term sports program rights contracts which require payments through 2001. Future minimum payments by year are as follows:

                                                                    December 31,
                                                                        1996
                                                                    ------------
                                                                    (Unaudited)
   1997............................................................   $25,780
   1998............................................................    24,559
   1999............................................................    21,658
   2000............................................................    13,365
   2001............................................................     4,566
                                                                      -------
     Total minimum program rights payments.........................   $89,928
                                                                      =======

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  (Information as of and for the period ended December 31, 1996 is unaudited)

                               December 31, 1996
                            (Dollars in thousands)


  The Partnership has guaranteed obligations of certain equity affiliates under program rights agreements of:

                                                                    December 31,
                                                                        1996
                                                                    ------------
                                                                    (Unaudited)
   1997............................................................    $3,598
   1998............................................................     2,857
                                                                       ------
     Total guaranteed obligations..................................    $6,455
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

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                        Year Ended December 31, 1998 and
         Period from December 18, 1997 (Inception) to December 31, 1997

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Partners
Regional Programming Partners:

  We have audited the accompanying consolidated balance sheets of Regional Programming Partners and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Programming Partners and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

March 12, 1999
Melville, New York

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                             (Dollars in thousands)

                         ASSETS                              1998       1997
                         ------                           ---------- ----------
Current assets:
  Cash and cash equivalents.............................. $  148,852 $  402,978
  Trade accounts receivable (less allowance for doubtful
   accounts of $9,067 and $9,943)........................     75,364     93,568
  Trade accounts receivable-affiliates...................     18,329     26,674
  Notes and other receivables-affiliates.................    180,519        450
  Notes and other receivables............................      1,734      3,632
  Inventory..............................................      2,483      3,486
  Prepaid expenses and other current assets..............     30,725     25,922
                                                          ---------- ----------
    Total current assets.................................    458,006    556,710

  Notes receivable.......................................     41,320     44,085
  Property and equipment, net............................    259,175    245,395
  Investments in affiliates..............................     19,006      8,410
  Other assets...........................................      4,905      7,163
  Deferred costs, net of accumulated amortization of
   $2,249 and $826.......................................     32,492     31,028
  Intangible assets, net of accumulated amortization of
   $249,700 and $149,695.................................  1,475,270  1,434,388
                                                          ---------- ----------
                                                          $2,290,174 $2,327,179
                                                          ========== ==========

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------
Current liabilities:
  Accounts payable....................................... $   30,897 $   21,532
  Accrued expenses.......................................     69,794     60,356
  Accrued payroll and related benefits...................     39,974     49,393
  Deferred revenue.......................................    121,135    104,347
  Accounts payable-affiliates, net.......................     10,114      7,338
  Contractual rights obligations.........................     28,451     28,676
                                                          ---------- ----------
    Total current liabilities............................    300,365    271,642

  Long-term debt.........................................    330,000    380,000
  Deferred compensation..................................      8,747     11,079
  Contractual rights obligations.........................    103,041    131,417
  Other liabilities......................................    117,442     44,485
  Minority interest......................................     64,117    129,495
                                                          ---------- ----------
Total liabilities........................................    923,712    968,118

Commitments and contingencies

  Partners' capital......................................  1,366,462  1,359,061
                                                          ---------- ----------
                                                          $2,290,174 $2,327,179
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                Year Ended December 31, 1998 and the Period from
               December 18, 1997 (Inception) to December 31, 1997
                             (Dollars in thousands)

                                                               1998     1997
                                                             --------  -------
Revenues, net (including affiliate amounts of $93,811 and
 $3,305).................................................... $708,043  $56,957
Expenses:
  Technical and operating (including affiliate amounts of
   $12,853 and $529)........................................  479,550   32,091
  Selling, general and administrative (including affiliate
   amounts of $12,104 and $295).............................  122,276    9,472
  Depreciation and amortization.............................  123,410    3,884
                                                             --------  -------
                                                              725,236   45,447
                                                             --------  -------
  Operating (loss) income...................................  (17,193)  11,510
                                                             --------  -------
Other income (expense):
  Share of affiliates' net income (loss)....................   11,839     (359)
  Interest income...........................................   24,318      973
  Interest expense..........................................  (29,876)  (1,395)
  Gain on sale of partnership interest......................   17,648      --
  Write-off of deferred financing fees......................      --    (6,538)
  Minority interest.........................................      758     (561)
  Miscellaneous, net........................................      (93)  (1,520)
                                                             --------  -------
                                                               24,594   (9,400)
                                                             --------  -------
  Net income................................................ $  7,401  $ 2,110
                                                             ========  =======



          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                Year Ended December 31, 1998 and the Period from
               December 18, 1997 (Inception) to December 31, 1997
                             (Dollars in thousands)

                                                   RMHI      FOX       TOTAL
                                                 -------- ---------  ----------
Balance, December 18, 1997...................... $     -- $      --  $       --
  Net assets contributed........................  506,951        --     506,951
  Capital contributions.........................       --   850,000     850,000
  Adjustment of partnership capital.............  307,220  (307,220)         --
  Net income....................................    1,266       844       2,110
                                                 -------- ---------  ----------
Balance, December 31, 1997......................  815,437   543,624   1,359,061
  Net income....................................    4,441     2,960       7,401
                                                 -------- ---------  ----------
Balance, December 31, 1998...................... $819,878 $ 546,584  $1,366,462
                                                 ======== =========  ==========


          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Year Ended December 31, 1998 and the Period from
               December 18, 1997 (inception) to December 31, 1997
                             (Dollars in thousands)

                                                            1998       1997
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................. $   7,401  $   2,110
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Amortization of deferred costs........................     1,423       (195)
   Depreciation and amortization.........................   123,410      3,884
   Share of affiliates net income (loss).................   (11,839)       359
   Minority interest.....................................      (758)       561
   Gain on sale of partnership interest..................   (17,648)        --
   Write off of deferred financing costs.................        --      6,538
   Loss on sales of equipment............................       100         --
   Changes in assets and liabilities:
     Trade accounts receivable, net......................    16,106      6,160
     Trade accounts receivable-affiliates................     6,709     (7,072)
     Notes and other receivables-affiliates..............       (69)        --
     Notes and other receivables.........................     3,899        232
     Prepaid expenses and other current assets...........    (5,359)      (641)
     Deferred costs and other assets.....................    (1,263)        --
     Accounts payable and accrued liabilities............   (13,950)    35,189
     Deferred revenue....................................    16,788    (39,377)
     Accounts payable-affiliates, net....................     3,496     (8,770)
     Deferred compensation...............................    (2,332)        --
     Contractual rights obligations......................   (28,601)        --
     Other liabilities...................................    (3,887)        --
                                                          ---------  ---------
       Net cash provided by (used in) operating
        activities.......................................    93,626     (1,022)
                                                          ---------  ---------
Cash flows from investing activities:
  Capital expenditures...................................   (32,812)        --
  Loan to affiliates.....................................  (180,000)        --
  Decrease in investments in affiliates, net.............       170         --
  Partial redemption of partnership interest.............   (94,000)        --
  Net proceeds from sale of partnership interest.........    19,884         --
  Proceeds from sale of equipment........................        16         --
  Additions to intangible assets.........................   (11,010)        --
                                                          ---------  ---------
       Net cash used in investing activities.............  (297,752)        --
                                                          ---------  ---------
Cash flows from financing activities:
  Debt repayments........................................   (50,000)  (812,000)
  Proceeds from debt.....................................        --    366,000
  Cash capital contributions from partners...............        --    850,000
                                                          ---------  ---------
       Net cash (used in) provided by financing
        activities.......................................   (50,000)   404,000
                                                          ---------  ---------
Net (decrease) increase in cash and cash equivalents.....  (254,126)   402,978

Cash and cash equivalents at beginning of period.........   402,978         --
                                                          ---------  ---------
Cash and cash equivalents at end of year................. $ 148,852  $ 402,978
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1998 and 1997
                            (Dollars in thousands)

1. The Partnership and Nature of Operations

  Regional Programming Partners (the "Partnership") is a general partnership organized as of December 18, 1997, under the provisions of the New York State Partnership Law. In exchange for a 60% interest in the Partnership issued to a subsidiary of Rainbow Media Holdings, Inc. ("RMHI"), affiliates of RMHI, through various indirect transfers, contributed to the Partnership their interests in Madison Square Garden, L.P. ("MSG"), six additional regional sports networks, and Metro Channel LLC. MSG is a sports and entertainment company that owns and operates the Madison Square Garden arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the New England Seawolves professional arena football team, the Hartford Wolf Pack professional hockey team, the Madison Square Garden Network, Fox Sports New York and Radio City Entertainment (which operates Radio City Music Hall in New York City). The regional sports networks in which the Partnership owns interests provide regional sports programming to the New York, New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas. Metro Channel LLC provides regional and local sports, news and educational programming to the New York metropolitan area. A subsidiary of Fox/Liberty Networks, LLC ("Fox") contributed $850,000 in cash to the Partnership in exchange for a 40% interest in the Partnership.

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

       Current assets.............................................. $  138,086
       Other assets................................................    316,997
       Intangible assets, net......................................  1,437,338
       Current liabilities.........................................   (259,400)
       Bank debt...................................................   (826,000)
       Other liabilities...........................................   (209,136)
       Minority interest...........................................    (90,934)
                                                                    ----------
                                                                    $  506,951
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

2. Summary of Significant Accounting Policies

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and its majority-owned partnership interests. The Partnership's interests in less than majority-owned entities are accounted for under the equity method. All significant intercompany transactions and balances are eliminated in consolidation. Minority interest represents ITT Corporation's ("ITT") share of net equity of MSG.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


 Revenue Recognition

  The Partnership derives revenues principally from programming services provided by its pay television networks, ticket sales and distributions of league-wide revenue from its sports teams, advertising on its other sports network and advertising and event sponsorships related to the MSG arena. Programming revenue is recognized as services are provided to pay television systems. Network advertising revenue is recognized as commercials are telecast. Ticket sales and league-wide revenue are recognized as each team plays its games. Revenues from the sale of advertising in the form of signage and license fees from rental of MSG's luxury suites are recognized ratably over the term of the respective agreements. Event-related revenues are recognized as the underlying event occurs.

 Inventory

  Inventory consists of retail merchandise carried on a FIFO basis and stated at the lower of cost or market.

  Deferred Financing Costs

  Costs incurred to obtain debt financing are deferred and amortized, on a straight-line basis, over the life of the related debt.

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

 Cash Equivalents

  The Partnership considers temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Partnership paid cash interest expense of approximately $26,464 for the year ended December 31, 1998. There was no cash paid for interest during the period from December 18, 1997 (Inception) to December 31, 1997. On December 31, 1997, ITT made a capital contribution to MSG of transportation equipment valued at $38,000.

 Contractual Rights Obligations

  Contractual rights obligations represent the remaining reserves on unfavorable contracts established prior to the formation of the Partnership. Such reserves are being amortized as a reduction of technical expense over the life of the contracts.

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

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform to the 1998 presentation.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


3. Acquisitions and Dispositions

  In June 1998, the Partnership redeemed one-half of ITT Corporation's remaining 7.8% limited partnership interest in Madison Square Garden, L.P. for $94 million. Such redemption was accounted for as a purchase whereby the excess of redemption price paid over the equity redeemed of $29,400 was allocated based upon an independent appraisal as follows:

     Property, plant and equipment.................................... $  3,200
     Player contracts.................................................    5,600
     Franchises.......................................................    7,500
     Excess costs over fair value of net assets acquired..............   13,100
                                                                       --------
                                                                       $ 29,400
                                                                       ========

  On January 29, 1998, the Partnership sold a 50% interest in SportsChannel New England Limited Partnership for $19,884. The Partnership recognized a gain, net of expenses, of $17,648.

4. Notes Receivable

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

5. Property and Equipment

  Property and equipment at December 31, 1998 and 1997, consist of the following:

                                                                    Estimated
                                                 1998      1997   Useful Lives
                                               --------- -------- -------------
   Land......................................  $  23,193 $ 22,746
   Building..................................    117,809  115,476   23 years
   Program, service and test equipment.......     14,182    9,346 2 to 9 years
   Microwave and other equipment.............      6,664    7,323 2 to 9 years
   Furniture and fixtures....................    102,109   87,046 1 to 8 years
   Leased assets and leasehold improvements..     22,239   11,793 Life of lease
   Transportation equipment..................     39,166   38,525 5 to 15 years
                                               --------- --------
                                                 325,362  292,255
   Less accumulated depreciation and
    amortization.............................     66,187   46,860
                                               --------- --------
                                               $ 259,175 $245,395
                                               ========= ========

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


6. Investment in Affiliates

  The Partnership has a 50% ownership interest in each of SportsChannel Chicago Associates, SportChannel New England Limited Partnership,
SportsChannel Pacific Associates and the broadway production of the Scarlet Pimpernel, a 30% partnership interest in SportsChannel Florida Associates and a 10% interest in the broadway production of Footloose. The investment balance and income (loss) of investees is comprised of the following:

                                                 Investment     Income (Loss)
                                                December 31,    December 31,
                                               ---------------  --------------
   Investments                                  1998    1997     1998    1997
   -----------                                 ------- -------  -------  -----
   SportsChannel Chicago Associates........... $12,149 $ 9,416  $10,233  $ 219
   SportsChannel Pacific Associates...........   5,853   2,461    2,142   (443)
   Other......................................   1,004  (3,467)    (536)  (135)
                                               ------- -------  -------  -----
                                               $19,006 $ 8,410  $11,839  $(359)
                                               ======= =======  =======  =====

  Several of the partnership agreements governing the operations of the Partnership's investees contain buy-sell arrangements (generally providing for a fair market determination of value) that may be initiated by one or more of the partners under certain circumstances (as described in the partnership agreements). Therefore, the Partnership's ownership interests in these entities are subject to change.

7. Intangible Assets

  At December 31, 1998 and 1997, intangible assets consist of the following:

                                                            1998       1997
                                                         ---------- ----------
   Player contracts, net of accumulated amortization of
    $106,444
    and $74,747......................................... $   86,287 $  112,420
   Franchises, broadcast rights and affiliation
    agreements, net of accumulated amortization of
    $17,269 and $5,991..................................    195,150    198,918
   Excess costs over fair value of net assets acquired,
    net of
    accumulated amortization of $125,987 and $68,957....  1,193,833  1,123,050
                                                         ---------- ----------
                                                         $1,475,270 $1,434,388
                                                         ========== ==========

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

  Excess costs over fair value of net assets acquired resulting from RMHI's pre-inception purchases of interests in MSG, Radio City Entertainment and a sports network are being amortized over a weighted average period of approximately thirty seven years on a straight-line basis. During 1998, an independent appraisal was completed of the assets and liabilities of Radio City Entertainment. The valuation resulted in additional excess costs of approximately $93 million being recorded, principally related to unfavorable leaseholds.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


8. Accrued Expenses

  Included in accrued expenses at December 31, 1998 and 1997, are the following:

                                                                 1998    1997
                                                                ------- -------
   Production and programming costs............................ $ 4,800 $22,944
   Litigation reserves.........................................   3,967  15,112
   Other.......................................................  61,027  22,300
                                                                ------- -------
   Total....................................................... $69,794 $60,356
                                                                ======= =======

9. Long-Term Debt

  Long-term debt at December 31, 1998 and 1997, consists of borrowings made by MSG as follows:

                                                                1998     1997
                                                              -------- --------
   MSG Credit Facility:
   Due December 31, 2004..................................... $310,000 $360,000
   Garden Programming Promissory Notes:
   Due July 11, 2002.........................................   20,000   20,000
                                                              -------- --------
   Total..................................................... $330,000 $380,000
                                                              ======== ========

  MSG's has a credit facility with various lending institutions consisting of a $500 million revolving facility (the "Revolver") which expires on December 31, 2004. Loans under the Revolver bear interest at current market rates plus a margin (6.038% at December 31, 1998 and 6.875% at December 31, 1997) based on MSG's consolidated leverage ratio. Borrowings outstanding as of December 31, 1998 and 1997 of $310,000 and $360,000, respectively. MSG is required to pay a fee based on the unutilized commitment which as of December 31, 1998 and 1997, was $185,278 and $131,392, respectively. The carrying amount of the debt approximates fair value.

  Deferred financing costs of $6,538 associated with a term loan of $650 million which was repaid on December 18, 1997 were expensed. The deferred financing costs related to the Revolver of approximately $10,800 and $10,743 as of December 31, 1998 and 1997, respectively, are being amortized over the term of the Revolver.

  The Revolver contains certain covenants and restrictions including the maintenance of certain financial ratios. MSG was in compliance with these covenants and restrictions as of December 31, 1998 and 1997.

  Additionally, Garden Programming borrowed $20,000 under promissory notes with various lending institutions (the "Promissory Notes"). The Promissory Notes bear interest at a margin above LIBOR (7.22% and 7.85% at December 31, 1998 and 1997). These funds were used to partially finance a $40,000 secured loan to a broadcast content provider (see Note 3).

  MSG is party to letters of credit totaling $4,722 and $8,608 as of December 31, 1998 and 1997, respectively, which have been issued against the Revolver to guarantee certain insurance and other operating activities. Management does not expect performance to be required.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


10. Leases

  The Partnership has various long term noncancelable operating lease agreements with nonaffiliates for office space and practice facilities for its professional sports teams and Radio City Music Hall which expire at various dates through 2023. The leases generally provide for fixed annual rentals plus certain other costs. Rent expense, net of amortization of the liability established for unfavorable leaseholds, for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997 approximated $16,559 and $275, respectively. The following is a schedule of future minimum payments for these operating leases (with initial or remaining terms in excess of one year) as of December 31, 1998:

      Year ending
      December 31,
      ------------
       1999............................................................ $ 19,788
       2000............................................................   17,431
       2001............................................................   15,514
       2002............................................................   16,808
       2003............................................................   16,803
       Thereafter......................................................  267,502
                                                                        --------
      Total minimum lease payments..................................... $353,846
                                                                        ========


11. Affiliate Transactions

  Notes and other receivables--affiliates includes a $180,000 loan made on June 1, 1998 by the Partnership to its parent, Rainbow Media Holdings, Inc. Such loan is due on the earlier of demand by the Partnership or March 31, 2002, and bears interest at a rate of LIBOR plus 7/8% per annum.

  The Partnership distributes certain programming to the pay television industry under contracts called affiliation agreements. For the year ended December 31, 1998 and for the period December 18, 1997 (Inception) to December 31, 1997, approximately $93,811 and $3,305, respectively, was earned under affiliation agreements with companies owned or managed by affiliates of the partners in the Partnership.

  National Sports Partners, which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, provides certain programming to the Partnership. The Partnership was charged approximately $3,783 and $130 for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, respectively, for this programming.

  Rainbow Network Communications, an affiliate of the Partnership, provides certain transmission and production services to the Partnership. The Partnership was charged approximately $7,114 and $263 for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, respectively, for these services.

  CSC, RMHI and certain of its subsidiaries provide the Partnership with certain administrative, advertising billing, computer, and creative services. The Partnership was charged approximately $12,104 and $295 for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, respectively, for such services.

  The Partnership has an arrangement with National Advertising Partners ("NAP"), which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, to provide national advertising services to the Partnership in exchange for a fee of 15% of the gross revenue, net of agency commissions, from advertising

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)

sold by this partnership. Fees charged by NAP on advertising revenues amounted to approximately $1,956 and $136 for the year ended December 31 and for the period from December 18, 1997 (Inception) to December 31, 1997, respectively.

  The Partnership has non-majority ownership interests in several regional sports networks as follows: 50% interest in SportsChannel Chicago Associates, 50% interest in SportsChannel Pacific Associates, 50% interest in SportsChannel New England Limited Partnership (see note 1) and a 30% interest in SportsChannel Florida Associates. A subsidiary of the Partnership has non-majority ownership interests in several Broadway theater productions. The Partnership's and subsidiary's investments in these entities are accounted for on the equity method of accounting. Accordingly, the Partnership recorded income of $11,838 for the year ended December 31, 1998 and a loss of $359 for the period from December 18, 1997 (Inception) to December 31, 1997, representing its share of the results of operations of these entities.

12. Pension and Other Postretirement Benefit Plans

  CSC maintains a pension plan and 401(k) savings plan (collectively, the "Plan") for each of the regional sports networks and Metro Channel, LLC pursuant to which the Partnership contributes a percent of eligible employees' annual compensation, as defined, to the defined contribution portion of the Plan and prior to April 1998, an equivalent amount to the Section 401(k) portion of the Plan. The Partnership also makes matching contributions for employee voluntary contributions to the 401(k) portion of the Plan. The cost associated with the Plan was approximately $130 and $7 for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, respectively.

  MSG sponsors several non-contributory pension plans covering the Partnership's non-union employees and certain union employees. Benefits payable to retirees under these plans are based upon years of service and participant's compensation and are funded through trusts established under the plans. MSG's funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Plan assets are invested in common stocks, bonds, United States government securities and cash.

  Components of MSG's net periodic pension cost for defined benefit plans for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, are as follows:

                                                                   1998    1997
                                                                  -------  ----
   Service cost.................................................. $ 2,126  $ 52
   Interest cost.................................................   1,796    63
   Actual return on plan assets..................................  (1,707)  (78)
   Net amortization and deferral.................................       8    25
   Recognized loss...............................................      31   --
                                                                  -------  ----
   Net periodic pension cost..................................... $ 2,254  $ 62
                                                                  =======  ====

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)

  The funded status and the amounts recorded for the defined pension plans at December 31, 1998 and 1997, were as follows:

                                                              1998     1997
   Change in benefit obligation                             --------  -------
     Benefit obligation at beginning of year/period........  $25,518  $25,370
     Service cost..........................................    2,126       52
     Interest cost.........................................    1,796       63
     Actuarial loss........................................    2,415       33
     Benefit paid..........................................     (667)     --
                                                            --------  -------
     Benefit obligation at year end........................  $31,188  $25,518
                                                            ========  =======

                                                              1998     1997
   Change in plan assets                                    --------  -------
     Fair value of plan assets at beginning of
      year/period..........................................  $17,172  $17,094
     Actual return on plan assets..........................    2,065       78
     Employer contributions................................    1,166      --
     Benefits paid.........................................     (667)     --
                                                            --------  -------
     Fair value of plan assets at end of year..............  $19,736  $17,172
                                                            ========  =======
     Funded status......................................... $(11,452) $(8,346)
     Unrecognized transition amount........................      (43)     (47)
     Unrecognized prior service cost.......................       21       34
     Unrecognized net actuarial loss.......................    2,591      564
                                                            --------  -------
     Accrued benefit cost.................................. $ (8,883) $(7,795)
                                                            ========  =======

  Assumptions used to determine pension costs and the projected benefit obligation are as follows:

                                                                   1998   1997
                                                                   -----  -----
   Discount rate..................................................  6.75%  7.25%
   Rate of return on plan assets.................................. 10.00% 10.00%
   Rate of increase in future compensation levels.................  5.00%  5.00%

  In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997 was approximately $3,083 and $63, respectively.

  MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain non-union employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider and MSG funds these benefits with premium payments.

  Components of MSG's cost for postretirement benefits for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, are as follows:

                                                                    1998   1997
                                                                    -----  ----
   Service cost.................................................... $ 160  $  6
   Interest cost...................................................   140     6
   Amortization of unrecognized prior service benefit..............  (179)   (7)
   Recognized gain.................................................   (37)  --
                                                                    -----  ----
   Periodic postretirement benefit cost............................ $  84  $  5
                                                                    =====  ====

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


  The funded status and the amounts recorded on the Partnership's balance sheet with respect to MSG's sponsored welfare plans are as follows:

                                                               1998     1997
                                                              -------  -------
   Benefit obligation at beginning of year/period............ $ 2,446  $ 2,430
   Service cost..............................................     160        6
   Interest cost.............................................     140        6
   Actuarial (gain)/loss.....................................    (472)       4
   Amendments................................................     163      --
   Plan participant contributions............................      14      --
   Benefit paid..............................................     (47)     --
                                                              -------  -------
   Benefit obligation at end of year......................... $ 2,404  $ 2,446
                                                              =======  =======

   Plan assets...............................................     --       --

   Funded status............................................. $(2,404) $(2,446)
   Unrecognized prior service cost...........................  (2,884)  (3,225)
   Unrecognized net actuarial gain...........................    (799)    (365)
                                                              -------  -------
   Accrued benefit cost...................................... $(6,087) $(6,036)
                                                              =======  =======

  The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.25% for 1998 and 1997, respectively. For measurement purposes, a 6.1% annual rate of increase in the cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                        1-Percentage-Point 1-Percentage-Point
                                             Increase           Decrease
                                        ------------------ ------------------
   Effect on the total of service and
    interest cost components...........        $ 55              $ (45)

   Effect on postretirement benefit
    obligations........................        $348              $(292)

In addition, MSG contributes to multiemployer plans which provide health and welfare benefits to active as well as retired employees. MSG incurred costs of $5,006 and $116 related to those plans for the year ended December 31, 1998 and for the period from December 18, 1997 (Inception) to December 31, 1997, respectively.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


13. Commitments

  Subsidiaries of the Partnership have entered into long-term agreements with several professional sports teams and others which provide such subsidiaries, among other things, certain exclusive distribution rights to certain live sporting events and obligate such subsidiaries to make minimum contractual payments when the events are provided for distribution. Certain of these contracts provide for payments which are guaranteed. MSG also has employment agreements with players and coaches of its professional sports teams. Certain of these contracts provide for payments which are guaranteed regardless of employee injury or termination. MSG has obtained disability insurance on certain players which provide benefits payable to MSG in the event of injury. The approximate aggregate minimum contractual payments under these agreements as of December 31, 1998, are as follows:

      Years ending
      December 31,
      ------------
       1999.......................................................... $  229,933
       2000..........................................................    217,752
       2001..........................................................    153,717
       2002..........................................................    113,925
       2003..........................................................     98,150
      Thereafter.....................................................  1,093,373
                                                                      ----------
                                                                      $1,906,850
                                                                      ==========

14. Contingencies

  The Partnership is a party to various lawsuits arising out of the ordinary conduct of its business. Management believes that the final outcome of these matters will not have a material adverse effect on the financial position of the Partnership.

  In March, 1999, ITT Corporation and CSC entered into an agreement under which ITT Corporation would exercise its right to require CSC to repurchase its remaining interest in MSG for a purchase price of $87,000. Consummation of this transaction is subject to league and regulatory approvals.

15. Fair Value of Financial Instruments

  The Partnerships' financial instruments principally consist of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and contractual rights obligations. For all instruments other than notes receivable, long-term debt and contractual rights obligations, the carrying value of the instruments approximate their fair value due to their short maturities. For notes receivable, long-term debt and contractual rights obligations, carrying value approximates fair value as the underlying instruments earn or bear interest at rates which approximate market rates for the same or similar instruments.

                           FOX/LIBERTY NETWORKS, LLC

                 CONDENSED FINANCIAL STATEMENTS OF THE COMPANY
           WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Members of
Fox/Liberty Networks, LLC:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of FOX/LIBERTY NETWORKS, LLC (the "Company") included elsewhere in this Form 10-K and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
February 19, 1999

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                                 BALANCE SHEETS

                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                                                December 31,
                                                             -------------------
                                                               1998      1997
                                                             -------- ----------
                                                                      (Restated)
                                                                      ----------
                           ASSETS
                           ------
Cash........................................................ $    137  $    --
Investments in subsidiaries.................................  891,006   911,489
Other assets................................................   17,063    18,083
                                                             --------  --------
  Total Assets.............................................. $908,206  $929,572
                                                             ========  ========
              LIABILITIES AND MEMBERS' EQUITY
              -------------------------------
Accrued liabilities......................................... $ 31,125  $ 16,473
Long-term debt..............................................  786,878   760,828
Members' Equity.............................................   90,203   152,271
                                                             --------  --------
  Total Liabilities and Members' Equity..................... $908,206  $929,572
                                                             ========  ========


 The accompanying notes are an integral part of these combined balance sheets.

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF OPERATIONS

             For the Periods ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                         Year ended   Year Ended  April 30 To
                                        December 31, December 31, December 31,
                                            1998         1997         1996
                                        ------------ ------------ ------------
                                                      (Restated)
                                                     ------------
Interest expense, net..................   $ 71,783     $ 12,914    $     --
Other expenses.........................     13,531          --           --
Equity in (income) loss of
 subsidiaries..........................    (23,246)      65,543      117,149
                                          --------     --------    ---------
Net loss...............................   $(62,068)    $(78,457)   $(117,149)
                                          ========     ========    =========


    The accompanying notes are an integral part of these condensed financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF CASH FLOWS

             For the Periods ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                          Year ended   Year ended  April 30 to
                                         December 31, December 31, December 31,
                                             1998         1997         1996
                                         ------------ ------------ ------------
                                                       (Restated)
                                                      ------------
Cash flows from operating activities:
  Net loss..............................   $(62,068)   $ (78,457)   $(117,149)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Interest accretion..................     26,050        8,550          --
    Equity in (income) loss of
     affiliates.........................    (23,246)      65,543      117,149
  Changes in operating assets and
   liabilities:
    Other assets........................      1,020      (18,083)         --
    Accrued liabilities.................     14,652       16,473          --
                                           --------    ---------    ---------
      Net cash used in operating
       activities.......................    (43,592)      (5,974)         --
                                           --------    ---------    ---------
Cash flows from investing activities:
  Distributions from equity affiliates..    144,267       58,040          --
  Investments in equity affiliates......   (100,538)    (804,344)         --
                                           --------    ---------    ---------
      Net cash provided by (used in)
       investing activities.............     43,729     (746,304)         --
                                           --------    ---------    ---------
Cash flows from financing activities:
  Proceeds from notes...................        --       752,278          --
                                           --------    ---------    ---------
      Net cash provided by financing
       activities.......................        --       752,278          --
                                           --------    ---------    ---------
Net increase in cash and cash
 equivalents............................        137          --           --
Cash and cash equivalents, beginning of
 period.................................        --           --           --
                                           --------    ---------    ---------
Cash and cash equivalents, end of
 period.................................   $    137    $     --     $     --
                                           ========    =========    =========

    The accompanying notes are an integral part of these condensed financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                   NOTES TO CONDENSED FINANCIAL INFORMATION

                          December 31, 1998 and 1997
                            (Dollars in thousands)

(1) Restatement of Financial Information

  The December 31, 1997 condensed financial information has been restated to be comparative with December 31, 1998. This restatement had no effect on net loss.

(2) Debt

  Annual future minimum maturities of debt are as follows:

   1999................................................................ $    --
   2000................................................................      --
   2001................................................................      --
   2002................................................................      --
   2003................................................................      --
   Thereafter..........................................................  786,878
                                                                        --------
                                                                        $786,878
                                                                        ========

(3) Commitments and Contingencies

  The Company has guaranteed certain obligations of its subsidiaries.

                           FOX/LIBERTY NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                          Balance
                             at                                      Balance
                          Beginning  Charged to                         at
                             of      Costs and                       End  of
                            Period    Expenses  Deductions Other      Period
                          ---------  ---------- ---------- -----     --------
YEAR ENDED DECEMBER 31,
 1998
  Allowance for doubtful
   accounts.............. $ (1,714)   $ (9,109)  $ 1,570   $ (71)(1) $ (9,324)
  Program rights
   reserve...............  (38,344)        --     19,617     --       (18,727)
YEAR ENDED DECEMBER 31,
 1997
  Allowance for doubtful
   accounts..............     (957)     (1,586)    1,029    (200)(1)   (1,714)
  Program rights reserve   (80,000)        --     41,656     --       (38,344)
EIGHT MONTHS ENDED
 DECEMBER 31, 1996
  Allowance for doubtful
   accounts..............     (454)       (535)       32     --          (957)
  Program rights
   reserve...............      --      (80,000)      --      --       (80,000)

--------
(1)  Represents balances acquired during the period.