Form 10-K405/A
period 1998-12-31
FOX LIBERTY NETWORKS LLC
filed 1999-04-15
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  Form 10-K/A

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

      (d)**   Second Amendment to the Credit Agreement, dated as of April 24,
              1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
              Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The
              Chase Manhattan Bank, as Administrative Agent, Chase Securities
              Inc., as Syndication Agent and TD Securities (USA) Inc., as
              Documentation Agent.
      (e)**** Third Amendment to the Credit Agreement, dated as of March 9,
              1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
              Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The
              Chase Manhattan Bank, as Administrative Agent, Chase Securities
              Inc., as Syndication Agent and TD Securities (USA) Inc., as
              Documentation Agent.

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

 10.14(a)*+    Employment Agreement between Fox/Liberty Networks, LLC and
               Robert L. Thompson, dated July 25, 1996, as amended on September
               26, 1997.

      (b)****+ Employment Agreement between Fox/Liberty Networks, LLC and
               Robert L. Thompson, dated June 1, 1998.

 10.15(a)*+    Employment Agreement between Fox Sports Net, LLC and Tracy
               Dolgin, dated as of July 1, 1997.

      (b)****+ Employment Agreement between Fox/Liberty Networks, LLC and Tracy
               Dolgin, dated February 12, 1999.

 10.16***++    Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for
               Management and Key Employees, effective as of May 1, 1996.

 21****        Subsidiaries of Registrant.

 27****        Financial Data Schedule.

--------
  * Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333- 38689).
 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
 +  Denotes an employment contract.
++  Denotes a compensation plan.

  (b)Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          FOX/LIBERTY NETWORKS, LLC
Dated: April 14, 1999
                                          By:        /s/ Jeff Shell
                                             ______________________________
                                                       Jeff Shell
                                              Executive Vice President and
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Anthony F.E. Ball         President and Chief             April 14, 1999
____________________________________ Executive Officer (Principal
          Anthony F.E. Ball          Executive Officer)


          /s/ Jeff Shell             Executive Vice President and    April 14, 1999
____________________________________ Chief Financial Officer
             Jeff Shell              (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)

LMC Newco U.S., Inc.                 Member of Fox/Liberty           April 14, 1999
                                     Networks, LLC


    By: /s/ David J.A. Flowers
____________________________________
         David J.A. Flowers
           Vice President

Fox Regional Sports Holdings, Inc.   Member of Fox/Liberty           April 14, 1999
                                     Networks, LLC


      By: /s/ Jay Itzkowitz
____________________________________
           Jay Itzkowitz
       Senior Vice President

Liberty/Fox Sports Financing, LLC    Member of Fox/Liberty           April 14, 1999
                                     Networks, LLC


By: LMC Newco U.S., Inc.             Member of Liberty/Fox Sports    April 14, 1999
                                     Financing, LLC


   By: /s/ David J.A. Flowers
____________________________________
         David J.A. Flowers
           Vice President

By: Fox Entertainment Group, Inc.    Member of Liberty/Fox Sports    April 14, 1999
                                     Financing, LLC


      By: /s/ Jay Itzkowitz
____________________________________
           Jay Itzkowitz
       Senior Vice President

                           FOX/LIBERTY NETWORKS, LLC
                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fox/Liberty Networks, LLC
  Consolidated Financial Statements....................................... F-2
  Report of Independent Public Accountants................................ F-3
  Consolidated Balance Sheets as of December 31, 1998 and 1997............ F-4
  Consolidated Statements of Operations for the years ended December 31,
   1998 and 1997 and the eight months ended December 31, 1996............. F-5
  Consolidated Statements of Members' Equity for the years ended December
   31, 1998 and 1997 and the eight months ended December 31, 1996......... F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
   1998 and 1997 and the eight months ended December 31, 1996............. F-7
  Notes to Consolidated Financial Statements.............................. F-8
Liberty Sports, Inc. and subsidiaries--Domestic Operations
  Financial Statements.................................................... F-22
  Independent Auditors' Report............................................ F-23
  Combined Statements of Operations and Equity for the period January 1,
   1996 to April 29, 1996................................................. F-24
  Combined Statements of Cash Flows for the period January 1, 1996 to
   April 29, 1996......................................................... F-25
  Notes to Combined Financial Statements.................................. F-26
FX Networks, LLC
  Financial Statements.................................................... F-30
  Report of Independent Public Accountants................................ F-31
  Statements of Operations for the periods ended April 29, 1996........... F-32
  Statements of Cash Flows for the periods ended April 29, 1996........... F-33
  Notes to Financial Statements........................................... F-34
Liberty/Fox ARC, L.P.
  Consolidated Financial Statements....................................... F-37
  Consolidated Statement of Operations for the period from Inception
   (April 30, 1996) to December 31, 1996 (unaudited)...................... F-38
  Consolidated Statement of Cash Flows for the period from Inception
   (April 30, 1996) to December 31, 1996 (unaudited)...................... F-39
  Notes to Consolidated Financial Statements.............................. F-40
Regional Programming Partners
  Consolidated Financial Statements....................................... F-46
  Report of Independent Public Accountants................................ F-47
  Consolidated Balance Sheet as of December 31, 1998 and December 31,
   1997................................................................... F-48
  Consolidated Statements of Income for the year ended December 31, 1998 and the period from December 18, 1997 (Inception) to December 31,
   1997................................................................... F-49
  Consolidated Statements of Partners' Capital for the year ended December
   31, 1998 and the period from December 18, 1997 (Inception) to December
   31, 1997............................................................... F-50
  Statements of Cash Flows for the year ended December 31, 1998 and the period from December 18, 1997 (Inception) to December 31, 1997......... F-51
  Notes to Consolidated Financial Statements.............................. F-52
National Sports Partners
  Financial Statements.................................................... F-62
  Report of Independent Public Accountants................................ F-63
  Balance Sheets as of December 31, 1998 and 1997......................... F-64
  Statements of Operations for the year ended December 31, 1998 and for the period from Inception (December 18, 1997) to December 31, 1997..... F-65
  Statements of Venturers' Equity (Deficit) for the year ended December
   31, 1998 and for the period from Inception (December 18, 1997) to
   December 31, 1997...................................................... F-66
  Statements of Cash Flows for the year ended December 31, 1998 and for the period from Inception (December 18, 1997) to December 31, 1997..... F-67
  Notes to Financial Statements........................................... F-68
Condensed Financial Statements of the Company on Schedule
  Report of Independent Public Accountants on Schedule.................... S-2
  Schedule I--Balance Sheets as of December 31, 1998 and 1997............. S-3
  Schedule I--Statements of Operations for the periods ended December 31,
   1998, 1997 and 1996.................................................... S-4
  Schedule I--Statements of Cash Flows for the periods ended December 31,
   1998, 1997 and 1996.................................................... S-5
  Schedule I--Notes to Condensed Financial Statements..................... S-6
  Schedule II--Valuation and Qualifying Accounts for the periods ended
   December 31, 1998, 1997 and 1996....................................... S-7

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

                            NATIONAL SPORTS PARTNERS

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Joint Venturers of
National Sports Partners:

  We have audited the accompanying balance sheets of NATIONAL SPORTS PARTNERS (the "Joint Venture") as of December 31, 1998 and 1997, and the related statements of operations, venturers' equity (deficit), and cash flows for the year ended December 31, 1998 and the period from inception (December 18, 1997) to December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Sports Partners as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception to December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 19, 1999

                            NATIONAL SPORTS PARTNERS

                                 BALANCE SHEETS

                        As of December 31, 1998 and 1997
                             (Amounts in thousands)

                                                              1998     1997
                                                             -------  -------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $ 3,209  $ 2,266
  Accounts receivable, net of allowance for doubtful
   accounts of $3,760 and $0 at December 31, 1998 and 1997..  32,257    2,115
  Prepaid program rights....................................   3,453    1,313
  Other assets..............................................     900      413
                                                             -------  -------
    Total current assets....................................  39,819    6,107

Property and equipment, net of accumulated depreciation of
 $6,197 and $144 at December 31, 1998 and 1997..............   9,717   15,222
Long-term receivable........................................   5,000      --
                                                             -------  -------

TOTAL ASSETS................................................ $54,536  $21,329
                                                             =======  =======
             LIABILITIES AND VENTURERS' DEFICIT
             ----------------------------------
Current liabilities:
  Accounts payable and accrued expenses..................... $28,343  $ 7,299
  Program rights payable....................................   9,232    3,066
  Accrued production costs..................................   8,001    1,442
  Other liabilities.........................................   4,942    2,883
                                                             -------  -------
    Total current liabilities...............................  50,518   14,690

Long-term program rights payable............................  13,881   13,550

Commitments and contingencies

Venturers' deficit..........................................  (9,863)  (6,911)
                                                             -------  -------

TOTAL LIABILITIES AND VENTURERS' DEFICIT.................... $54,536  $21,329
                                                             =======  =======

      The accompanying notes are an integral part of these balance sheets.

                            NATIONAL SPORTS PARTNERS

                            STATEMENTS OF OPERATIONS

                      For The Year Ended December 31, 1998
                       And For The Period From Inception
                    (December 18, 1997) To December 31, 1997
                             (Amounts in thousands)

                                                              1998      1997
                                                            --------  --------
REVENUE:
  Programming.............................................. $ 28,690  $    841
  Advertising..............................................   34,589       215
  Other....................................................   11,834        24
                                                            --------  --------
                                                              75,113     1,080
EXPENSES:
  Operating................................................  110,645    21,096
  General and administrative...............................    6,284       235
  Depreciation.............................................    6,053       144
                                                            --------  --------
OPERATING LOSS.............................................  (47,869)  (20,395)

INTEREST INCOME............................................      401         5
                                                            --------  --------
NET LOSS................................................... $(47,468) $(20,390)
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                            NATIONAL SPORTS PARTNERS

                   STATEMENTS OF VENTURERS' EQUITY (DEFICIT)

                      For The Year Ended December 31, 1998
                       And For The Period From Inception
                    (December 18, 1997) To December 31, 1997
                             (Amounts in thousands)

                              Fox Sports National   Rainbow National
                                 Holdings, LLC    Sports Holdings, LLC  Total
                              ------------------- -------------------- --------
BALANCE--DECEMBER 18, 1997
 (representing the initial
  contributions of the
  venturers)................       $ 10,405             $  3,074       $ 13,479
  Net loss..................        (10,195)             (10,195)       (20,390)
                                   --------             --------       --------
BALANCE--DECEMBER 31, 1997..            210               (7,121)        (6,911)
  Contributions from
   venturers................         22,258               22,258         44,516
  Net loss..................        (23,734)             (23,734)       (47,468)
                                   --------             --------       --------
BALANCE--DECEMBER 31, 1998..       $ (1,266)            $ (8,597)      $ (9,863)
                                   ========             ========       ========



   The accompanying notes are an integral part of these financial statements.

                            NATIONAL SPORTS PARTNERS

                            STATEMENTS OF CASH FLOWS

                      For The Year Ended December 31, 1998
                       And For The Period From Inception
                    (December 18, 1997) To December 31, 1997
                             (Amounts in thousands)

                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................. $(47,468) $(20,390)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation...........................................    6,053       144
    Additional amortization of program rights..............      --     16,616
  Changes in operating assets and liabilities:
    Accounts receivable....................................  (30,142)      321
    Prepaid program rights.................................   (2,140)   (1,313)
    Other assets and long term receivable..................   (5,487)      --
    Accounts payable and accrued expenses..................   21,044     2,048
    Program rights payable.................................    6,497       --
    Accrued production costs...............................    6,559       --
    Other liabilities......................................    2,059     2,574
                                                            --------  --------
      Net cash used in operating activities................  (43,025)      --
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES --
  Purchase of property and equipment.......................     (548)      --
                                                            --------  --------
      Net cash provided by investing activities............     (548)      --
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES --
  Contributions from ventures..............................   44,516       --
                                                            --------  --------
      Net cash provided by financing activities............   44,516       --
                                                            --------  --------
Net change in cash and cash equivalents....................      943       --



CASH AND CASH EQUIVALENTS, beginning of period.............    2,266     2,266
                                                            --------  --------
CASH AND CASH EQUIVALENTS, end of period................... $  3,209  $  2,266
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                           NATIONAL SPORTS PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998
                            (Amounts in thousands)

1. Organization

  National Sports Partners (the "Joint Venture") is a 50%-50% joint venture between Fox Sports National Holdings, LLC ("Fox"), a Delaware limited liability company, and Rainbow National Sports Holdings, LLC ("Rainbow"), a Delaware limited liability company. Fox is the managing venturer.

  The Joint Venture was organized on December 18, 1997, when both Fox and Rainbow contributed certain programming interests to operate a national sports programming service, Fox Sports Net ("FSN"). FSN provides affiliated regional sports networks ("RSN's") with 24 hours per day national sports programming featuring live sporting events and original programming, as well as a national sports news program, Fox Sports News, which telecasts pre-game and post-game programming.

  Fox contributed nonmonetary assets of $10,405, comprised primarily of certain fixed assets, net of accrued liabilities assumed by the Joint Venture. Rainbow contributed cash of $2,266 and nonmonetary assets of $808, consisting primarily of certain accounts receivable, fixed assets, net of accrued liabilities assumed by the Joint Venture.

  During 1998, the Joint Venture incurred net losses of $47,468. In accordance with the Joint Venture Agreement dated December 18, 1997, Fox and Rainbow contributed $22,258 each to the Joint Venture during 1998. In addition, Fox and Rainbow have approved the 1999 operating budget of the Joint Venture.

2. Significant Accounting Policies

 a. Cash Equivalents

  Cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash equivalents approximate their fair values due to their short maturities.

 b. Program Rights

  The Joint Venture has multi-year contracts for broadcast rights of sporting events. Program rights are amortized on an event-by-event basis. At the inception of these contracts and periodically thereafter, the Joint Venture evaluates the recoverability of the costs associated therewith against the advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. In 1997, the Joint Venture recorded $16,616 of additional amortization relating to its long-term program rights contracts.

 c. Property and Equipment

  Property and equipment are stated at cost. Depreciation for financial statement purposes are provided using the straight-line method over an estimated useful life of 3 to 5 years.

 d. Income Taxes

  No provision has been made for income tax expense or benefit in the accompanying financial statements as the income or losses of the Joint Venture are reported in the respective income tax returns of the venturers.

 e. Allocation of Joint Venturers' Net Income or Net Losses

  Income or losses from the Joint Venture are allocated to the venturers in accordance with their respective contractual interests of 50% each.

 f. Revenue

  Revenue from programming represents monthly subscriber fees received from the RSN's and is recognized when earned. Advertising revenue is recognized upon airing of commercials.

                           NATIONAL SPORTS PARTNERS

                          December 31, 1998 and 1997
                            (Amounts in thousands)


 g. Use of Estimates

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

 h. Reclassifications

  Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

3. Property and equipment

  Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                                                1998     1997
                                                               -------  -------
   Studio and production equipment............................ $ 5,613  $ 5,765
   Office equipment...........................................  10,301    9,365
   Other......................................................     --       236
                                                               -------  -------
                                                                15,914   15,366
   Accumulated depreciation...................................  (6,197)    (144)
                                                               -------  -------
                                                               $ 9,717  $15,222
                                                               =======  =======

4. Related Party Transactions

  For the year ended December 31, 1998 and the period from inception (December 18, 1997) to December 31, 1997, the Joint Venture recognized the following revenues and expenses as a result of arms-length transactions with affiliates of Fox and Rainbow:

                                                                  1998    1997
                                                                 ------- ------
   Revenue:
     Programming................................................ $27,461 $  810
     Other......................................................   3,750    --
   Expenses:
     Operating..................................................  17,397  1,207
     General and administrative.................................   5,127    198

  The Joint Venture had the following related party balances as of December 31, 1998 and 1997:

                                                                   1998    1997
                                                                  ------- ------
   Accounts receivable........................................... $11,776 $1,352
   Accounts payable..............................................  10,234    935

                           NATIONAL SPORTS PARTNERS

                          December 31, 1998 and 1997
                            (Amounts in thousands)


5. Commitments

 Long-term Sports Program Rights Commitments

  The Joint Venture has long-term sports program rights contracts which require payments through 2007. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 1998:

   1999............................................................... $ 59,660
   2000...............................................................   68,672
   2001...............................................................   55,776
   2002...............................................................   40,102
   2003...............................................................   38,833
   Thereafter.........................................................  151,583
                                                                       --------
   Total minimum program rights payments.............................. $414,626
                                                                       ========

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