Form 10-Q
period 1999-03-31
FOX LIBERTY NETWORKS LLC
filed 1999-05-17
CIK 1048002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   ---------

                                   Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                      or

   [_]  Transition report pursuant to Section 13 of 15(d) of the Securities
        Exchange Act of 1934 for transition period from         to         .

                         Commission File No. 333-38689

                                   ---------

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

                                   ---------

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

                     Condensed Consolidated Balance Sheets

                     March 31, 1999 and December 31, 1998
                            (Dollars in thousands)

                                                                                                 March 31,    December 31,
                                                                                                   1999           1998
                                                                                                ----------    ------------
                                                                                                (unaudited)
                                        Assets
Current assets:
  Cash and cash equivalents............................................................         $   34,269     $   42,918
  Trade and other receivables, net of allowance for doubtful accounts of  $11,657 at
    March 31, 1999 and $ 9,324 at December 31, 1998....................................            129,651        138,139
  Receivables from equity affiliates, net..............................................             52,181         33,577
  Program rights.......................................................................            103,479         88,620
  Notes receivable, current............................................................              1,950          1,928
  Prepaid expenses and other current assets............................................             13,491          9,939
                                                                                                ----------     ----------
     Total current assets..............................................................            335,021        315,121
Property and equipment, net............................................................             50,177         49,306
Investments in affiliates..............................................................            873,375        871,432
Note receivable, long-term.............................................................                 --             24
Program rights.........................................................................            104,028        106,459
Excess cost, net of accumulated amortization of $90,032 at March 31, 1999 and
    $86,470 at December 31, 1998.......................................................            517,571        521,133
Other assets...........................................................................             27,846         28,460
                                                                                                ----------     ----------
     Total Assets......................................................................         $1,908,018     $1,891,935
                                                                                                ==========     ==========

                             Liabilities and Members' Equity
Current liabilities:
  Accounts payable and accrued expenses................................................         $  167,388     $  164,329
  Program rights payable...............................................................             57,344         56,651
  Current portion of long-term debt....................................................             13,115         15,450
  Accrued interest.....................................................................             13,162         24,833
  Other current liabilities............................................................             10,151         13,806
                                                                                                ----------     ----------
     Total current liabilities.........................................................            261,160        275,069
Non-current program rights payable.....................................................            114,761        123,581
Long-term debt, net of current portion.................................................          1,451,012      1,401,891
Minority interest......................................................................              1,150          1,191
Commitments and contingencies
Members' equity........................................................................             79,935         90,203
                                                                                                ----------     ----------
     Total Liabilities and Members' Equity.............................................         $1,908,018     $1,891,935
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

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                Condensed Consolidated Statements Of Operations

              For the Three Months Ended March 31, 1999 and 1998
                            (Dollars in thousands)

                                                                                              Three Months Ended March 31,
                                                                                                 1999               1998
                                                                                               --------           --------
                                                                                              (unaudited)        (unaudited)
Revenues:
  Programming........................................................................          $ 84,815           $ 74,045
  Advertising........................................................................            40,931             37,273
  Direct broadcast...................................................................            29,489             29,735
  Infomercial........................................................................             6,722              5,808
  Other..............................................................................             9,986              9,748
                                                                                               --------           --------
                                                                                                171,943            156,609
                                                                                               --------           --------
Expenses:
  Operating..........................................................................           120,484            113,183
  General and administrative.........................................................            18,352             20,968
  Depreciation and amortization......................................................             5,991              5,199
                                                                                               --------           --------
                                                                                                144,827            139,350
                                                                                               --------           --------
Operating income.....................................................................            27,116             17,259
                                                                                               --------           --------

Other (income) expenses:
  Interest, net......................................................................            26,804             27,482
  Subsidiaries' income tax expense...................................................                94                535
  Equity loss (income) of affiliates, net............................................             9,784             (5,925)
  Other, net.........................................................................                23                 --
  Minority interest..................................................................               679                614
                                                                                               --------           --------
                                                                                                 37,384             22,706
                                                                                               --------           --------
Net loss.............................................................................          $(10,268)          $ (5,447)
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

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                Condensed Consolidated Statements of Cash Flows

              For the Three Months Ended March 31, 1999 and 1998
                            (Dollars in thousands)

                                                                                               Three Months Ended March 31,
                                                                                                 1999                1998
                                                                                               --------            --------
                                                                                              (unaudited)         (unaudited)
Cash flows from operating activities:
  Net loss..........................................................................           $(10,268)           $ (5,447)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization..................................................              5,991               5,199
     Interest accretion and amortization of debt issuance costs.....................              7,779               7,436
     Equity loss (income) of affiliates.............................................              9,784              (5,925)
     Minority interests.............................................................                679                 614
  Changes in operating assets and liabilities:
     Trade and other receivables....................................................              8,488             (20,441)
     Program rights.................................................................            (12,428)              5,120
     Prepaid expenses and other operating assets....................................             (3,509)             (1,581)
     Accounts payable and accrued expenses..........................................              3,059              37,522
     Program rights payable.........................................................             (8,127)             (7,675)
     Other operating liabilities....................................................            (15,326)             (3,333)
                                                                                               --------            --------
        Net cash (used in) provided by operating activities.........................            (13,878)             11,489
                                                                                               --------            --------
Cash flows from investing activities:
  Advances from equity affiliates...................................................              2,203              12,127
  Advances to equity affiliates.....................................................            (20,807)            (60,978)
  Notes receivable collected from third parties.....................................                  2                 621
  Purchases of property and equipment...............................................             (3,300)             (1,320)
  Investments in equity affiliates..................................................            (11,727)            (10,226)
                                                                                               --------            --------
        Net cash used in investing activities.......................................            (33,629)            (59,776)
                                                                                               --------            --------
Cash flows from financing activities:
  Borrowings of long-term debt......................................................             62,000              20,000
  Repayment of long-term debt.......................................................            (22,422)            (12,422)
  Distribution to minority shareholder of subsidiary................................               (720)                 --
                                                                                               --------            --------
        Net cash provided by financing activities...................................             38,858               7,578
                                                                                               --------            --------
Net decrease in cash and cash equivalents...........................................             (8,649)            (40,709)
Cash and cash equivalents, beginning of period......................................             42,918              49,560
                                                                                               --------            --------
Cash and cash equivalents, end of period............................................           $ 34,269            $  8,851
                                                                                               ========            ========

Supplemental Cash Flow disclosure:
 Cash paid for interest                                                                        $ 31,446            $ 26,414

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             Notes to Condensed Consolidated Financial Statements

                          March 31, 1999 (unaudited)
                            (Dollars in thousands)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Fox/Liberty Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1999. These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(2)  Debt

     Debt at March 31, 1999 and December 31, 1998 is summarized as follows:

                                                  March 31,      December 31,
                                                    1999             1998
                                                 ----------      ------------
                                                 (unaudited)
     Chase Manhattan Bank--Term loan......       $  400,000       $  400,000
     Chase Manhattan Bank--Revolver.......          247,000          205,000
     Senior Notes.........................          500,000          500,000
     Senior Discount Notes................          293,787          286,878
     Other................................           23,340           25,463
                                                 ----------       ----------
                                                  1,464,127        1,417,341
     Less current portion.................          (13,115)         (15,450)
                                                 ----------       ----------
                                                 $1,451,012       $1,401,891
                                                 ==========       ==========

                           FOX/LIBERTY NETWORKS, LLC
                    (A Delaware Limited Liability Company)

      Notes to Condensed Consolidated Financial Statements -- (Continued)

                          March 31, 1999 (unaudited)
                            (Dollars in thousands)

(3)  Summarized Financial Information

     Summarized unaudited income statement information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                    Three Months Ended
                                                March 31,        March 31,
                                                  1999             1998
                                               -----------      -----------
                                               (unaudited)      (unaudited)
          Revenue                               $233,650         $208,631
          Operating profit (loss)                (16,897)          (4,586)
          Net (loss) income                       (9,857)          19,025

(4)  Equity Appreciation Rights Plan

     In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the ''Plan''), with an effective date of May 1, 1996. A committee has been appointed by the Company to administer and interpret this Plan. The amount payable by the Company with respect to any Appreciation Rights exercised will equal the excess, if any, of the value at December 31 of the preceding year over the original grant value. The Company has recognized a non-cash charge to earnings of approximately $2,292 in the three months ended March 31, 1999 to reflect its estimated liability under the Plan for the period.

(5)  Subsequent Events

     (a) In May 1999, the Company sold its investment in Fit TV to an affiliate of Fox Entertainment Group, Inc. ("Fox") for $14.5 million. At the date of sale, the Company recorded a loss from the sale of this investment in the amount of the excess of the Company's carrying value of the investment, including any related unamortized excess cost, over the selling price.

     (b) On April 5, 1999, The News Corporation Limited ("News Corporation") announced that it would acquire substantially all of Liberty Media Corporation's interest in the Company. Upon consummation of this transaction, News Corporation has indicated that it will transfer the acquired interests to Fox. This transaction is expected to close on or about June 30, 1999 upon fulfillment of certain customary conditions, including regulatory approvals.

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the headings "Business" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."   The
Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors discussed herein and in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes set forth elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Introduction

     Fox/Liberty Networks, LLC (together with its subsidiaries, the "Company") was formed to provide cable programming through its interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and through FX Network ("FX"), a general entertainment network. The Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC ("Fox/Liberty Sports") and Fox Sports RPP Holdings, LLC ("Fox Sports RPP"), while its interest in FX is derived through its 99% ownership interest in FX Networks, LLC ("Fox/Liberty FX"). The Company was formed in April 1996, pursuant to a 50%/50% joint venture (the "Fox/Liberty Joint Venture") between Fox Entertainment Group, Inc. ("Fox"), a majority owned subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI").

     On April 5, 1999, News Corporation announced that it would acquire substantially all of Liberty's interest in the Company. Upon consummation of this transaction, News Corporation has indicated that it will transfer the acquired interests to Fox. This transaction is expected to close on or about June 30,1999 upon fulfillment of certain customary conditions, including regulatory approvals.

     In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4 % Senior Discount Notes due 2007 (together, the "Offering"). The net proceeds from these notes were used, along with proceeds from the Bank Facility (as defined below), to finance the Company's acquisition of a 40% interest in Regional Programming Partners ("RPP") which was formed to hold interests in RSNs and related businesses then owned by Rainbow Media Sports Holdings, Inc. ("Rainbow"). In connection with this transaction ("the Rainbow Transaction"), the Company and Rainbow also formed National Sports Partners (the "National Sports Partnership") as a 50%/50% partnership to operate FSN, and National Advertising Partners (the "National Advertising Partnership") as a 50%/50% partnership to act as a national advertising sales representative for the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company.

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

     The following RSNs, together with Fox Sports Direct and Fox/Liberty FX, are consolidated in the financial statements of the Company, at March 31, 1999 and 1998: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN.

     As of March 31, 1999 and 1998, the following are accounted for using the equity method of accounting: Pittsburgh RSN, Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

     Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

  Three months ended March 31, 1999 as compared with the three months ended March 31, 1998

     Total revenues for the three months ended March 31, 1999 were $171.9 million, an increase of $15.3 million, or 10%, over the three months ended March 31, 1998. Programming revenue was the largest source of revenue, representing 49% of total revenue, or $84.8 million, for the three months ended March 31, 1999. Advertising and direct broadcast revenue represented 24% and 17%, respectively, of total revenue, or $40.9 million and $29.5 million, respectively, for the three months ended March 31, 1999. For the three months ended March 31, 1998, programming revenue was $74.0 million and advertising and direct broadcast revenue were $37.3 and $29.7 million, respectively, or 47%, 24% and 19% of total revenues.

     Programming and advertising revenue increased by $10.8 million and $3.7 million, respectively in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. These increases represent a

15% and 10% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of an increase in subscribers at West 2 RSN, a combined 5% subscriber growth in other RSNs and the continued subscriber growth of FX, which reached 39.1 million households as of March 31, 1999, a 14% increase over March 31, 1998. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 10% is comprised of a net 45% increase in advertising revenue by FX partially offset by a 5% decrease by the RSNs. Total day Monday through Sunday ratings on FX increased by 8% as compared to the same period in the prior year. The increased total day ratings together with increased subscribers provided the basis for the 45% increase in advertising revenue. The RSNs decline in advertising revenue is due primarily to the impact of the NBA lockout. The number of NBA events decreased in the three months ended March 31, 1999 by 30% as compared to the three months ended March 31, 1998. Total professional events decreased by 11% over this period as compared to the prior year. Increased advertising revenue for NHL events and other programming substantially offset the decline in advertising revenue generated for NBA events.

     Operating expenses totaled $120.5 million for the three months ended March 31, 1999, representing 70% of total revenues and an increase of $7.3 million, or 6%, over the same period in the prior year. These expenses consist primarily of programming and production costs. Operating expenses for the three months ended March 31, 1998 totaled $113.2 million, or 72% of total revenues. Production expenses of the RSNs decreased as compared to the three months ended March 31, 1998 due to the decrease in the number of professional events as described above. Decreases in rights fees resulting from fewer NBA events were offset by increases in rights fees on NHL events and increased programming rights fees arising from renegotiated and newly entered into sports rights agreements.

     General and administrative expenses totaled $18.4 million for the three months ended March 31, 1999, which represented 11% of total revenues. General and administrative expenses for the three months ended March 31, 1998 totaled $21.0 million, or 13% of total revenues. Non-cash charges to earnings were taken in the three months ended March 31, 1999 and 1998 with respect to an equity appreciation rights plan in the amount of $2.3 million and $6.5 million, respectively.

     Depreciation and amortization expenses totaled $6.0 million and $5.2 million for the three months ended March 31, 1999 and 1998, respectively. Of these amounts, $3.6 million and $3.5 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company.

     Interest expense for the three months ended March 31, 1999 totaled $26.8 million as a result of $1,464.1 million of debt outstanding as of March 31, 1999. Interest expense for the three months ended March 31, 1998 totaled $27.5 million, which related to $1,340.8 million of outstanding indebtedness as of March 31, 1998. The decrease in interest expense is primarily due to lower interest rates on debt outstanding under the Bank Facility. The increase in the amount of debt is primarily attributable to additional borrowings used to fund investments in the Company's equity affiliates and working capital uses.

     Equity loss of affiliates for the three months ended March 31, 1999 was $9.8 million, while the Company recognized equity income of affiliates of $5.9 million for the three months ended March 31, 1998. For the three months ended March 31, 1998, equity income of affiliates included a gain on the sale of 50% of RPP's investment in New England RSN in the amount of $7.1 million. In the three months ended March 31, 1999, RPP was negatively impacted by the NBA lockout, Pittsburgh RSN was adversely affected by the Pittsburgh Penguins bankruptcy and the Company recognized start up losses from its Canadian joint venture.

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

     Net cash used in operating activities of the Company for the three months ended March 31, 1999 was $13.9 million. Net cash provided by operating activities of the Company for the three months ended March 31, 1998 was $11.5 million.

     Net cash used in investing activities of the Company for the three months ended March 31, 1999 and for the three months ended March 31, 1998 was $33.6 million and $59.8 million, respectively.

     Net cash provided by financing activities of the Company for the three months ended March 31, 1999 and for the three months ended March 1998 was $38.9 million and $7.6 million, respectively.

     In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8 % Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4 % Senior Discount Notes due 2007 through a public debt offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners.

     The Company has credit facilities with different banks. The credit facilities restrict the amount of distributions that can be made to Members, and contain certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets. During the three months ended March 31, 1999, the Company incurred net borrowings of $40.4 million bringing the total amount borrowed under these credit facilities to $651.7 million as of March 31, 1999. The total unused commitments pursuant to these credit facilities were $153.0 million as of March 31, 1999.

     Future capital requirements will be substantial as the Company continues to invest in developing networks, acquire sports programming rights, explore opportunities to expand its distribution and complete its transition from analog transponder equipment to digital transponder equipment. Although no assurances can be given in this regard, the Company believes that its existing funds and the proceeds from borrowings under its credit facilities, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements.


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

     The Company's standard for compliance requires that for a computer system or a business process to be Year 2000 compliant, it must be designed to be used prior to, on and after January 1, 2000. Such systems or processes must be able to operate without error in dates and date-related data, including without limitation, calculating, comparing, indexing and sequencing prior to, on and after January 1, 2000. The Company expects to be Y2K compliant with respect to all significant business systems during the second half of calendar 1999.

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

     Internal Non-IT Systems. The Company has also focused on internal non-IT systems. Non-IT systems include those systems that are not commonly thought of as IT systems, such as broadcast equipment, satellite transmission equipment, telephone/PBX systems, fax machines, facilities systems regulating alarms, building access and other miscellaneous systems that depend on date related processing. The Company's Y2K Steering Committee is providing standardized tools and is monitoring the progress of these readiness efforts to ensure business continuity.

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

     The Company expects to successfully implement the systems and programming changes necessary to address internal IT and non-IT readiness issues. The Company has been focusing its efforts on identifying and remediating its Y2K exposures and is developing and will have tested where practical contingency plans in the event it does not successfully complete all phases of its Y2K program. These contingency plans include, but are not limited to identification of alternative suppliers, vendors and service providers.

     Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors identify Y2K issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Y2K issues in a timely manner. The estimated costs for the project are currently expected to be approximately $2.5 million in the aggregate.

     Based upon its efforts to date, the Company continues to believe that the vast majority of its systems will be able to process date-related data without error after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the Company continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot, at present, estimate either the likelihood or the potential cost of such failures.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to interest rate changes is primarily related to its variable rate debt under its Bank Facility. The Bank Facility is comprised of a $400 million seven-year revolving credit facility and a $400 million seven year term loan which were entered into in conjunction with the Rainbow Transaction. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At March 31, 1999, the Company had $247 million outstanding under the revolving credit facility and $400 million outstanding under the term loan. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an increase or decrease of $1.6 million in interest expense and a corresponding decrease or increase of $1.6 million in the Company's cash flow for a three month period.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

    Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

    Not Applicable.

Item 3.  Defaults Upon Senior Securities

    Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

Item 5.  Other Information

    Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

The following exhibit is filed as part of this report:


27       Financial Data Schedule (for SEC purposes only).


(b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FOX/LIBERTY NETWORKS, LLC


Dated: May 14, 1999
                                     By:  /s/ Jeff Shell
                                        -----------------------
                                              Jeff Shell
                                         Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
-----------

27   Financial Data Schedule (for SEC purposes only).