Form 10KT405
period 1999-06-30
FOX SPORTS NETWORKS LLC
filed 1999-11-08
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-K

[_]Annual Report Pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934 for the fiscal year ended       .

                                      or

[X]Transition report pursuant to Section 13 of 15(d) of the Securities
   Exchange Act of 1934 for transition period from January 1, 1999 to June 30, 1999.

                         Commission File No. 333-38689

                               ----------------

                           FOX SPORTS NETWORKS, LLC
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

                                    PART I

Item 1. Business

Background

  Fox Sports Networks, LLC (formerly Fox/Liberty Networks, LLC), a limited liability company organized under the laws of the State of Delaware in April 1996, (together with its subsidiaries, the "Company") is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. Fox Sports Networks, LLC is a holding company which provides cable programming through
(i) its sports programming operations, consisting of interests in RSNs and Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming featuring live and replay sporting events and original programming, a national sports news program, Fox Sports News, and other national sports programming services and through (ii) FX Network ("FX"), a general entertainment network.

  The Company is a wholly-owned subsidiary of Fox Entertainment Group, Inc. ("Fox"), a majority-owned subsidiary of The News Corporation Limited ("News Corporation"). The Company was formed in April 1996 as a 50%/50% joint venture between Fox and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"). In July 1999, News Corporation acquired from Liberty substantially all of Liberty's 50% interest in the Company and its businesses. News Corporation transferred the acquired interests to Fox in exchange for common stock of Fox.

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

  The Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The remainder of the interests in these entities are held by affiliates of Fox.

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

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming comprising the balance of the schedule. FSN's model is designed to increase the number of viewers before and after, as well as during, local sports events. The Company offers national advertisers the opportunity to purchase national and local advertising from one source in each of the top designated market areas ("DMAs") in the United States. The Company believes that sports programming is extremely attractive to both national and local advertisers due to the high ratings such programming generally achieves in the key male 18-49 demographic.

  The Company owns interests in, or is affiliated with, 25 RSNs. These RSNs have rights to telecast live games of 73 professional sports teams in the NBA, NHL and MLB (out of a total of 77 such teams in the United States) and numerous collegiate sports teams to approximately 62 million households out of a total of approximately 75 million households receiving basic cable or direct to home ("DTH") satellite service.

  The Company also owns and operates FX, a general entertainment network currently reaching approximately 43 million cable and DTH households. The Company also owns interests in various other entertainment and programming related businesses which it believes are complementary to its principal businesses.

Regional Sports Networks

  The following table lists the O&O RSNs, the Company's ownership interests in such RSNs, such RSNs' primary DMAs, the approximate number of cable subscribers for each of the O&O RSNs (as of June 30, 1999), and the professional sports teams with which each O&O RSN has sports programming rights agreements.

                      Ownership                       Subscribers
          RSN         Interest(1)        DMA         (in millions)         Team (League)
          ---         ----------         ---         -------------         -------------
    Fox Sports Net        100%         Dallas/            5.2      Dallas Mavericks (NBA)
       Southwest                      Ft. Worth;                   Dallas Stars (NHL)
                                       Houston;                    Houston Astros (MLB)
                                     San Antonio                   Houston Rockets (NBA)
                                                                   San Antonio Spurs (NBA)
                                                                   Texas Rangers (MLB)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%       Los Angeles;         4.1      Los Angeles Lakers (NBA)
         West                         San Diego;                   Anaheim Angels (MLB)
                                      Las Vegas                    Los Angeles Kings (NHL)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%       Los Angeles;         2.5      Los Angeles Clippers (NBA)
        West 2                        San Diego                    Mighty Ducks of Anaheim (NHL)
                                                                   Los Angeles Dodgers (MLB)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%        Pittsburgh          2.0      Pittsburgh Pirates (MLB)
      Pittsburgh                                                   Pittsburgh Penguins (NHL)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%         Denver;            2.1      Denver Nuggets (NBA)
    Rocky Mountain                   Kansas City                   Colorado Avalanche (NHL)
                                                                   Colorado Rockies (MLB)
                                                                   Kansas City Royals (MLB)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%     Seattle/Tacoma;        2.2      Seattle Mariners (MLB)
       Northwest                       Portland                    Seattle SuperSonics (NBA)
------------------------------------------------------------------------------------------------
  Fox Sports Net Utah     100%      Salt Lake City        0.6      Utah Jazz (NBA)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%        St. Louis;          1.6      St. Louis Cardinals (MLB)
        Midwest                      Indianapolis                  St. Louis Blues (NHL)
                                                                   Indiana Pacers (NBA)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%      Phoenix/Tucson        1.1      Arizona Diamondbacks (MLB)
        Arizona                                                    Phoenix Coyotes (NHL)
------------------------------------------------------------------------------------------------
    Fox Sports Net        100%         Detroit            2.3      Detroit Red Wings (NHL)
        Detroit                                                    Detroit Pistons (NBA)
                                                                   Detroit Tigers (MLB)
------------------------------------------------------------------------------------------------
    Fox Sports Net         88%    Atlanta; Charlotte      6.5      Atlanta Braves (MLB)
         South                                                     Atlanta Hawks (NBA)
                                                                   Charlotte Hornets (NBA)
                                                                   Carolina Hurricanes (NHL)
                                                                   Nashville Predators (NHL)
------------------------------------------------------------------------------------------------
       Sunshine          56.4%          Tampa/            3.9      Tampa Bay Lightning (NHL)
        Network                    St. Petersburg/                 Miami Heat (NBA)
                                   Sarasota; Miami/                Orlando Magic (NBA)
                                   Ft. Lauderdale;
                                       Orlando
------------------------------------------------------------------------------------------------

(1) All ownership interests are indirect. The Company consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of individual entities in the chain of entities holding interests in RSNs and FX include interests held directly by affiliates of Fox and, in certain instances, Liberty. See "Business--Certain Arrangements Regarding Ownership Interests."

  In addition, a contract with MLB allows the Company to nationally telecast 26 MLB games per year on each of FX and FSN.

  The following table lists the non-managed RSNs in which the Company owns equity interests, the Company's ownership interests in such RSNs, the primary DMAs in which such RSNs operate, the approximate number of subscribers of such RSNs (as of June 30, 1999), and the professional sports teams with which each RSN has sports programming rights agreements.

                    Ownership                            Subscribers
       RSN         Interest(1)           DMA            (in millions)        Team (League)
       ---         -----------           ---            -------------        -------------
 Fox Sports Net         70%            Chicago               3.2      Chicago Bulls (NBA)
     Chicago                                                          Chicago Blackhawks (NHL)
                                                                      Chicago White Sox (MLB)
                                                                      Chicago Cubs (MLB)
-------------------------------------------------------------------------------------------------
Home Team  Sports     34.3%        Washington, DC;           4.2      Washington Capitals (NHL)
                                      Baltimore                       Washington Wizards (NBA)
                                                                      Baltimore Orioles (MLB)
-------------------------------------------------------------------------------------------------
 Fox Sports Net         70%         San Francisco/           2.9      San Francisco Giants (MLB)
    Bay Area                      Oakland/San Jose;                   Oakland A's (MLB)
                                     Sacramento/                      Golden State Warriors (NBA)
                                   Stockton/Modesto                   San Jose Sharks (NHL)
                                                                      Sacramento Kings(NBA)
-------------------------------------------------------------------------------------------------
 Fox Sports Net         20%            Boston;               3.0      Boston Celtics (NBA)
   New England                       Providence;
                                       Hartford
-------------------------------------------------------------------------------------------------
  SportsChannel         12%             Tampa/               3.1      Florida Marlins (MLB)
     Florida                   St. Petersburg/Sarasota;               Florida Panthers (NHL)
                                        Miami/                        Tampa Bay Devil Rays (MLB)
                                   Ft. Lauderdale;
                                   Orlando/Daytona/
                                      Melbourne
-------------------------------------------------------------------------------------------------
 Fox Sports Net         40%           Cleveland;             2.1      Cleveland Indians (MLB)
      Ohio                             Columbus                       Cleveland Cavaliers (NBA)
-------------------------------------------------------------------------------------------------
 Fox Sports Net         40%           Cincinnati             2.5      Cincinnati Reds (MLB)
   Cincinnati
-------------------------------------------------------------------------------------------------
 Fox Sports Net         40%         New York City            4.5      New York Mets (MLB)
    New York                                                          New Jersey Nets (NBA)
                                                                      New York Islanders (NHL)
                                                                      New Jersey Devils (NHL)
-------------------------------------------------------------------------------------------------
   MSG Network          40%         New York City            7.4      New York Yankees (MLB)
                                                                      New York Knicks (NBA)
                                                                      New York Rangers (NHL)
-------------------------------------------------------------------------------------------------

(1) All ownership interests are indirect. The Company consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of individual entities in the chain of entities holding interests in RSNs include interests held by affilitates of Fox and, in certain instances, Liberty. See "Business--Certain Arrangements Regarding Ownership Interests."

  The following table lists third-party-owned RSNs currently affiliated with FSN, the primary DMAs in which such RSNs operate and the professional sports teams currently associated with such RSNs.

            RSN                             DMA                        Team (League)
            ---                             ---                        ------------
          Comcast                      Philadelphia           Philadelphia Phillies (MLB)
         SportsNet                                            Philadelphia 76ers (NBA)
                                                              Philadelphia Flyers (NHL)
------------------------------------------------------------------------------------------
       Midwest Sports                  Minneapolis/           Minnesota Twins (MLB)
          Channel                        St. Paul;            Milwaukee Brewers (MLB)
                                         Milwaukee            Minnesota Timberwolves (NBA)
                                                              Milwaukee Bucks (NBA)
------------------------------------------------------------------------------------------
           Empire                         Buffalo             Buffalo Sabres (NHL)
------------------------------------------------------------------------------------------
        New England                       Boston              Boston Red Sox (MLB)
     Sports Network(1)                                        Boston Bruins (NHL)
------------------------------------------------------------------------------------------

(1) FSN will enter into a primary affiliation agreement with Fox Sports Net New England upon the expiration of its existing affiliation agreement with New England Sports Network on December 31, 1999.

 Owned and Operated RSNs

    Southwest. Launched in 1983, the Southwest RSN's coverage area includes Texas, Oklahoma, Arkansas, Louisiana and parts of New Mexico. As of June 30, 1999, there were approximately 5.2 million subscribers, representing 93% penetration of total basic cable subscribers in the region. The Southwest RSN currently has professional rights agreements with the Dallas Mavericks (NBA), the Houston Astros (MLB), the Dallas Stars (NHL), the San Antonio Spurs (NBA), the Houston Rockets (NBA) and the Texas Rangers (MLB) and collegiate contracts covering the Big 12.

    West/West2. Launched in 1985, the West RSN's coverage area includes southern California, Nevada and Hawaii. As of June 30, 1999, there were approximately 4.1 million subscribers, representing 99% penetration of total basic subscribers in the region. The West RSN currently has professional rights agreements with the Los Angeles Lakers (NBA), the Los Angeles Kings (NHL) and the Anaheim Angels (MLB) as well as collegiate contracts covering the University of Southern California, the University of California, Los Angeles and other PAC-10 teams.

    The West2 RSN, a second channel in the southern California region, was launched by the Company on January 31, 1997. As of June 30, 1999, there were approximately 2.5 million subscribers, representing 99% penetration of total basic subscribers in the region. The West2 RSN currently has professional rights agreements with the Los Angeles Dodgers (MLB), the Anaheim Mighty Ducks (NHL) and the Los Angeles Clippers (NBA).

    Pittsburgh. Launched in 1986, the Pittsburgh RSN's coverage area includes Pennsylvania, eastern Ohio, West Virginia and parts of New York and Maryland. As of June 30, 1999, there were approximately 2.0 million subscribers, representing 86% penetration of total basic subscribers in the region. The Pittsburgh RSN currently has professional rights agreements with the Pittsburgh Pirates (MLB) and the Pittsburgh Penguins (NHL) and collegiate sublicenses for games of the University of Pittsburgh and The Pennsylvania State University.

    Rocky Mountain. Launched in 1988, the Rocky Mountain RSN's coverage area includes Colorado, Kansas, Missouri, Nebraska, New Mexico, South Dakota and Wyoming. As of June 30, 1999, there were approximately 2.1 million subscribers, representing 94% penetration of total basic subscribers in the region. The Rocky Mountain RSN currently has professional rights agreements with the Denver Nuggets (NBA), the Colorado Avalanche (NHL), the Colorado Rockies (MLB) and the Kansas City Royals (MLB) and collegiate contracts covering the Big 12 and Western Athletic Conferences.

    Northwest. Launched in 1988, the Northwest RSN's coverage area includes Washington, Oregon, Idaho, Alaska and western Montana. As of June 30, 1999, there were approximately 2.2 million subscribers, representing 94% penetration of total basic subscribers in the region. The Northwest RSN currently has professional rights agreements with the Seattle Mariners
  (MLB) and the Seattle SuperSonics (NBA) and collegiate contracts covering University of Washington, Washington State University, the University of Oregon, Oregon State University and the Big Sky Conference.

    Utah. Launched in 1989, the Utah RSN's coverage area includes Utah, southern Idaho, Montana, Nevada and western Wyoming. As of June 30, 1999, there were approximately 0.6 million subscribers, representing 93% penetration of total basic subscribers in the region. The Utah RSN currently has a professional rights agreement with the only professional sports team in the region, the Utah Jazz (NBA), and collegiate contracts covering the Western Athletic and Big Sky Conferences.

    Midwest. Launched in 1989, the Midwest RSN's coverage area includes Missouri, Indiana, Kentucky, Ohio, eastern Wisconsin and southern Illinois. As of June 30, 1999, there were approximately 1.6 million subscribers, representing 96% penetration of total basic subscribers in the region. The Midwest RSN currently has professional rights agreements with the St. Louis Cardinals (MLB), the Indiana Pacers (NBA) and the St. Louis Blues (NHL) and collegiate contracts covering the Big 12 Conference.

    Arizona. Launched in 1996, the Arizona RSN's coverage area includes Arizona and parts of Nevada. As of June 30, 1999, there were approximately
  1.1 million subscribers, representing 99% penetration of total basic subscribers in the region. The Arizona RSN has professional rights agreements with the Phoenix Coyotes (NHL) and the Arizona Diamondbacks
  (MLB) and collegiate contracts covering the University of Arizona, Arizona State University and other PAC-10 teams.

    Detroit. Launched in September 1997, the Detroit RSN, as of June 30, 1999, had approximately 2.3 million subscribers, representing 97% penetration of total basic subscribers in the region. The Detroit RSN's coverage area includes Michigan and northern Ohio. The Detroit RSN has professional rights agreements with the Detroit Red Wings (NHL), the Detroit Pistons (NBA) and the Detroit Tigers (MLB) and collegiate contracts covering teams from the Big 10 Conference.

    South. The Company owns 88% of the South RSN and the remaining 12% of the South RSN is owned by E.W. Scripps Company. Launched in 1990, the South RSN's coverage area includes Georgia, Alabama, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee. As of June 30, 1999, there were approximately 6.5 million total subscribers, representing 98% penetration of total basic subscribers in the region. The South RSN currently has professional rights agreements with the Atlanta Braves (MLB), the Atlanta Hawks (NBA), the Charlotte Hornets (NBA), the Nashville Predators (NHL) and the Carolina Hurricanes (NHL) and collegiate contracts covering the South East and Atlantic Coast Conferences. See "Business--Certain Arrangements Regarding Ownership Interests."

    Sunshine. The Company currently owns 56.4% of the Sunshine RSN and the remaining 43.6% of the Sunshine RSN is owned by various Multiple System Operators ("MSOs") operating in the region, including Comcast Corporation and Media One. Launched in 1988, the Sunshine RSN coverage area includes most of Florida. As of June 30, 1999, there were approximately 3.9 million subscribers, representing 98% penetration of total basic subscribers in the region. The Sunshine RSN currently has professional rights agreements with the Orlando Magic (NBA), the Miami Heat (NBA) and the Tampa Bay Lightning
  (NHL) and collegiate contracts covering the University of Florida, Florida State University and the University of Miami. See "Business--Certain Arrangements Regarding Ownership Interests."

 Non-Managed RSNs

  The Company owns equity interests in, but does not manage, the following
RSNs:

    Chicago. The Company directly owns 50% of the Chicago RSN and owns an additional 20% of the Chicago RSN indirectly through RPP. A subsidiary of RPP currently owns 50% of the Chicago RSN and is the managing partner. Launched in 1986 and affiliated with FSN since January 1998, the Chicago RSN's coverage area includes Illinois, Iowa, Indiana and Wisconsin. As of June 30, 1999, there were approximately 3.2 million subscribers, representing 94% penetration of total basic subscribers in the region. Featured teams in this region include the Chicago Bulls (NBA), the Chicago Blackhawks (NHL), the Chicago White Sox (MLB), and the Chicago Cubs (MLB). Collegiate contracts cover DePaul University as well as the Big 10 Conference.

    D.C./Baltimore. The Company owns 34.3% of the D.C./Baltimore RSN, which operates under the name Home Team Sports ("HTS"), and the remaining 65.7% of the D.C./Baltimore RSN is owned by CBS. Launched in 1984 and affiliated with FSN since 1996, the D.C./Baltimore RSN's coverage area includes Maryland, parts of Washington, D.C., Delaware and Virginia. As of June 30, 1999, there were approximately 4.8 million subscribers, representing 98% penetration of total basic subscribers in the region. Featured teams include the Baltimore Orioles (MLB), the Washington Capitals (NHL) and the Washington Wizards (NBA), and college contracts covering teams in the Big East Conferences, Atlantic Coast Conference and Colonial Athletic Association.

    Bay Area. The Company directly owns 50% of the Bay Area RSN and owns an additional 20% of the Bay Area RSN through RPP. A subsidiary of RPP currently owns 50% of the Bay Area RSN and is the managing partner. Launched in 1990 and affiliated with FSN since January 1998, the Bay Area RSN's coverage area includes northern California, southern Oregon, Hawaii and northern Nevada. The Bay RSN area carries all FSN programming, with the exception of PAC-10 football and basketball. The PAC-10 programming will continue to be broadcast by Bay TV, a third-party-owned broadcast station in the region formerly affiliated with FSN, through December 31, 1999. As of June 30, 1999, there were approximately 2.9 million subscribers, representing 91% penetration of total basic subscribers in the region. Featured professional teams include the San Francisco Giants (MLB), the Oakland A's (MLB), the Golden State Warriors (NBA), the Sacramento Kings
  (NBA) and the San Jose Sharks (NHL), while collegiate contracts cover Stanford University and the University of California, Berkeley.

  Through its 40% ownership interest in RPP, the Company holds indirect ownership interests, in the following RSNs:

    New England. RPP manages and owns 50% of the New England RSN. Launched in 1984, the New England RSN's coverage area includes Massachusetts, Rhode Island, Vermont, New Hampshire, Maine and parts of Connecticut. Upon the expiration of FSN's existing affiliation agreement with New England Sports Network on December 31, 1999, the New England RSN will become an affiliate of FSN. As of June 30, 1999, there were approximately 3.0 million subscribers, representing 80% penetration of total basic subscribers in the region. The featured professional team is the Boston Celtics (NBA).

    Florida. RPP owns 30% of the Florida RSN and the remaining 70% of the Florida RSN is owned by Front Row Communications, Inc. ("Front Row"). Front Row is the managing partner of the Florida RSN. Launched in 1993, the Florida RSN's coverage area includes northern and southern Florida. As of June 30, 1999, there were approximately 3.1 million subscribers, representing 94% penetration of total basic subscribers in the region. Featured professional teams include the Florida Marlins (MLB), the Florida Panthers (NHL) and the Tampa Bay Devil Rays (MLB). The Tampa Bay Devil Rays, Inc. has an option to acquire 10% of the Florida RSN.

    Ohio. RPP manages and owns 100% of the Ohio RSN. Launched in 1989 and affiliated with FSN since January 1998, the Ohio RSN's coverage area includes Ohio, western Pennsylvania, northwest New

  York, West Virginia and Kentucky. As of June 30, 1999, there were approximately 2.1 million subscribers, representing 90% penetration of total basic subscribers in the region. Featured professional teams include the Cleveland Indians (MLB) and the Cleveland Cavaliers (NBA).

    Cincinnati. RPP manages and owns 100% of the Cincinnati RSN. Launched in 1989 and affiliated with FSN since January 1998, the Cincinnati RSN's coverage area includes Ohio, Kentucky and Indiana. As of June 30, 1999, there were approximately 2.5 million subscribers, representing 95% penetration of total basic subscribers in the region. The featured professional team is the Cincinnati Reds (MLB).

    New York. RPP owns and operates two RSNs in the New York region: The Madison Square Garden Network ("MSG") and Fox Sports Net New York, formerly SportsChannel New York. RPP manages and owns 100% of each of MSG and Fox Sports Net New York. In April 1999 RPP increased its ownership to 100% by purchasing ITT Corporation's remaining 3.7% ownership interest. A subsidiary of RPP is the managing partner of the New York RSNs. See "Certain Relationships and Related Transactions."

    Acquired in 1994 as Madison Square Garden Network, MSG's coverage area includes New York and parts of New Jersey and Connecticut. As of June 30, 1999, there were approximately 7.4 million subscribers in the region. Featured professional teams include the New York Knicks (NBA), the New York Rangers (NHL) and the New York Yankees (MLB).

    Launched in 1982 and an affiliate of FSN since January 1998, Fox Sports New York's coverage area includes New York and parts of New Jersey and Connecticut. As of June 30, 1999, there were approximately 4.5 million subscribers in the region. Featured professional teams include the New Jersey Nets (NBA), the New York Islanders (NHL), the New Jersey Devils
  (NHL) and the New York Mets (MLB).

    Through its ownership of MSG, L.P., RPP has a 100% ownership interest in the New York Knicks (NBA), the New York Rangers (NHL), the Madison Square Garden facilities and Radio City Productions LLC ("RCP"). RPP also has a 100% ownership interest in Metro Channel LLC, a company established by Rainbow to own and operate the Metro Channel. The Metro Channel is intended to provide programming of particular interest to a region, such as local news, business, entertainment and sports.

 Rights Agreements

  The right to telecast professional sports events is obtained through rights agreements entered into between an RSN and an individual professional sports team. Rights agreements are generally for a specified number of games per season for a specified number of years and for a specified market area as determined by the respective leagues. The acquisition of programming rights pursuant to a rights agreement allows an RSN to telecast those games which are subject to the agreement on an exclusive basis. The average term of rights agreements (from commencement to scheduled termination) entered into by the O&O RSNs in 1998, and to date in 1999, is 7.3 years. Certain of the rights agreements contain provisions for early termination or renegotiation of the terms therein prior to their scheduled termination. In addition, the O&O RSNs' rights agreements generally contain certain rights with respect to a subsequent term such as rights of first refusal, rights of first negotiation or rights to match offers made by third parties. The Company's objective is to renew O&O RSN rights contracts on favorable terms. However, the renewal costs could substantially exceed the original contract cost, the O&O RSNs could be outbid for such rights contracts or rights holders could elect to retain the rights for their own use. The loss of rights could impact the extent of the Company's regional sports coverage, which could adversely affect the Company's ability to sell local and national advertising time and, in some cases, to maintain affiliate fees. See "Business--Competition," "Business--Advertising" and "Business--Affiliated Cable Systems and Subscribers."

  The O&O RSNs' collection of rights agreements is diversified, with a total of 37 professional rights contracts. These contracts include rights to 12 MLB teams, 14 NBA teams and 11 NHL teams. The O&O RSNs, through affiliation with FSN, also have rights to three of the country's top collegiate football conferences, the PAC-10, Big 12 and Conference USA.

 Fox Sports Direct

  Fox Sports Direct packages and distributes via satellite the programming of various RSNs. In addition to providing sports programming produced by the O&O RSNs, Fox Sports Direct also distributes sports programming produced by certain third-party-owned RSNs pursuant to arrangements with such RSNs. The Company is currently the nation's largest provider of sports programming for the DTH market, reaching approximately 5.8 million DTH households. Fox Sports Direct packages the programming of various RSNs for distribution to the Ku-Band marketplace by DirecTV, Inc. and EchoStar Communications Corporation's Dish network. In addition, Fox Sports Direct distributes certain programming to the residential C-band marketplace.

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

 Affiliated Cable Systems and Subscribers

  During the six months ended June 30, 1999, the O&O RSNs generated approximately 62% of their revenues, excluding DTH revenues, from subscriber fees paid by affiliated cable systems. As of June 30, 1999, the Company's O&O RSNs transmitted programming to approximately 5,500 local affiliated cable systems in 35 states.

  Each of the Company's RSNs enters into affiliation agreements with MSOs and/or individual cable system operators. In certain instances, the Company has entered into agreements with MSOs that encompass more than one RSN. Such agreements typically run for five to seven years and generally provide for annual rate increases. Under affiliation agreements, cable system operators must distribute the RSN service to a certain number of subscribers and/or maintain a certain subscriber base penetration level. The same criteria are generally used as the basis for calculating the monthly fees paid by the cable operator to the Company for its programming. The Company's RSNs command license fees in excess of average fees charged by basic cable networks overall, but generally consistent with fees charged by other cable network providers of live regional sports programming. The Company's affiliation agreements have staggered expiration dates, with an average maturity of approximately six years (from commencement to scheduled termination).

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

FX

  FX was launched in June 1994. FX currently reaches approximately 43 million cable and DTH households and has become a popular choice among viewers. FX's strength has been derived from its ability to bring award-winning television series to cable, its access to the Twentieth Century Fox film library and its development of original programming. In addition, FX carries sports programming with live coverage of national MLB games airing one night per week.

  FX's line-up for the Fall 1999 season includes "M*A*S*H," "Beverly Hills 90210," "The X-Files," "NYPD Blue," "Married With Children" and "Millenium." Recently, as FX continues to increase its presence as a leading general entertainment cable network, the cable rights to "Ally McBeal," "Buffy the Vampire Slayer" and "The Practice" have been acquired as well as a slate of feature films including "The Blair Witch Project," "The Full Monty," and "The X-Files." FX also has developed a slate of original programming including "The X-Show," a 5 night a week, one hour talk show, and "The Toughman World Championship" series.

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

 RSNs

  The Company distributes a full range of sports programming on both a national and regional level, with the Company's major focus being on regional sports programming. On a national level, the Company's primary competitor is ESPN, and to a lesser extent, ESPN2. In addition, ESPNews and CNN/SI, each offer a 24 hour sports news format which competes directly with Fox Sports News. In regional markets, the Company's RSNs' compete with other regional sports networks, including those operated by team owners and other sports programming providers and distributors.

  In addition to competition for cable distribution, viewers and advertisers, the Company's RSNs also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, FSN competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The Company's RSNs also compete for local and regional rights with those independent syndicators, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems. The owners of teams may also launch their own regional sports networks and contract with cable television systems for carriage.

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

Satellite Distribution

  All programming for the Company is transmitted from the Company's facilities located in Houston and Los Angeles. Local teleports near each facility provide uplink services to deliver the Company's programming to transponders on various geosynchronous satellites which, in turn, are received by cable system operators, DTH services and other customers.

  Presently, each regional sports network has a dedicated feed which is transmitted to a transponder as either a digital or an analog signal. In addition, a network feed is transmitted to a transponder as a means of distributing certain programming (including Fox Sports News) to the Company's RSNs. Each cable system head-end has equipment which is controlled remotely from the Company's Houston location. This provides the Company with substantial flexibility to "switch" the programming for an individual region or sub-region to alternative programming in order to accommodate regional variations in broadcast rights for certain teams and events.

  Programming for FX is distributed using two separate feeds on two separate satellite transponders, one for the Eastern, Central and certain portions of the Mountain time zone and one for all other portions of the Mountain time zone and the Pacific time zone.

  The Company's business depends upon the launch and operation of satellites by third parties. As of June 30, 1999, the Company leased 15 full-time transponders. Eleven of these 15 transponders, with leases expiring between December 1999 and 2006, are used by its domestic sports networks. Of these eleven transponders, five are on Satcom C-1, with three leases direct from GE Americom ("GE") and two leases from GE via a WTCI sublease. With respect to the remaining six full-time domestic sports transponders, three are also leased from GE (one on GE-1, one on Satcom C-3 and one on GE-3), and three are leased from PanAmSat Corporation on the Hughes Galaxy VII satellite. The remaining four of the 15 continuing transponders are used by entities other than the Company's domestic sports networks. Of these four transponders, one is leased from Broadcast Development, Inc. on the Hughes Galaxy VII satellite, one is leased from GE via a WTCI sublease on Satcom C-1, one is leased from GE on Satcom C-3, and one is leased from Unlimited Satellite Services on GE-3. FX uses one of these transponders and shares a transponder on the Hughes Galaxy VII Satellite with two domestic sports networks. The others are subleased to Fox News Channel and FXM (both affiliates of Fox) and NDTC (an affiliate of Liberty). See "Certain Relationships and Related Transactions."

  The Company has successfully completed the digital compression of its transmissions to three of the four transponders on Galaxy VII. Through compression, the Company is able to combine up to eight services on one transponder, using bit rates ranging from 4 to 7 megabits per second. This has improved signal quality, programming and "switching" capability, growth opportunities, and has also resulted in significant cost savings due to the reduced transponder requirements. See "Certain Relationships and Related Transactions."

  Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. Because the Company's primary satellites (Galaxy VII and Satcom C-1) are already in orbit, the Company does not expect to face any significant launch risks over the next several years. In 2006, which is the projected end of useful life for Galaxy VII, the Company might again face satellite launch risk, depending on the selected transponder migration plans at that time. Failure or disruption of satellites that are already operational, such as Satcom C-1 and Galaxy VII, could have a material adverse effect on the Company. The Satcom C-1 transponder leases have minimal back-up in the event of transponder or satellite failure, and the Company would have to rely on spare transponder capacity (available internally as well as via third parties) and alternative program scheduling methods in the event of loss of one or more Satcom C-1 transponders. The Galaxy VII and Satcom C-3 transponder leases are "protected," in that these leases provide for transmission on a back-up satellite should a serious transmission or reception fault occur. As a result of full implementation of the Company's digital compression plan in 1999, all of the Company's services are either on Galaxy VII or Satcom C-3, and, thus are "protected," or the capacity exists to allow all of the services to be on these protected transponders.

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

 Federal Regulation and Legislation

  The 1992 Act subjected all cable television operators not subject to "effective competition" to rate regulation. Rate regulation under the 1992 Act resulted in a reduction of rates to some subscribers in some markets. The 1996 Act eliminated cable rate regulation as of March 31, 1999, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational and governmental access channels, and must be provided to all subscribers). In response to the 1992 Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced "basic" tier, while offering satellite-delivered programming services such as the Company's on a different service tier. To the extent such retiering or repricing of the Company's networks induces customers to discontinue their subscriptions, the Company's financial performance might have been adversely affected. Deregulation of rates pursuant to the 1996 Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Act. On the other hand, to the extent that rate deregulation causes a material increase in cable rates, the individual subscriber base of the Company could be decreased, potentially affecting the Company's subscriber revenues.

  FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty Media's ownership interest in The News Corporation Limited, the Company's programming services are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in Regional Programming Partners ("RPP"). The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multichannel multipoint distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which AT&T Cable Services or a Cablevision system with 75 channels or less will not be able to carry one or more of the Company's services (or in the case of Cablevision, an RPP service) or will have to remove another affiliated channel.

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

Employees

  As of June 30, 1999, the Company, together with its O&O RSNs and other subsidiaries, had 1,223 full-time employees. The Company also regularly engages freelance creative staff and other part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.

Certain Arrangements Regarding Ownership Interests

  South. The South RSN is operated through SportSouth Network, Ltd. ("South Ltd."). LMC Southeast Sports, Inc. ("LMC Southeast") holds a 1% limited partnership capital interest and a 43% general partnership capital interest in South Ltd. SportSouth Holdings, LLC (jointly owned by LMC Southeast and LMC Southeast's direct parent) holds a 1% general partnership profits interest and a 43% limited partnership profits interest and Liberty SportSouth Inc. (a wholly-owned subsidiary of LMC Southeast) holds a 1% general partnership capital and profits interest and a 43% limited partnership capital and profits interest in South Ltd. The remaining 12% general partnership interest in South Ltd. is held by E.W. Scripps Company. Liberty/Fox Southeast LLC holds 100% of the equity interest and 49% of the voting interest of LMC Southeast and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. Fox Sports Net, LLC holds a 99% membership interest in Liberty/Fox Southeast LLC, FRSM Southeast, Inc., an affiliate of Fox, holds a .5% membership interest and FRSM holds a .5% membership interest.

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

  Sunshine. The Sunshine RSN is operated through Sunshine Network ("Sunshine Network"), a joint venture with ARC Ltd. holding a 49% interest and Sunshine Network of Florida, Ltd. ("SNFL") holding a 51% interest. LMC Sunshine, Inc. holds a 14.362% limited partnership interest in SNFL and Sunshine Network, Inc. ("SNI"), an entity in which LMC Sunshine, Inc. holds a 14.507% interest, holds a 1% general partnership interest. The remaining interests in SNFL, Ltd. are held by various regional cable MSOs. Liberty/Fox Sunshine LLC holds 100% of the equity interest and 49% of the voting interest of LMC Sunshine, Inc. and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. Fox Sports Net, LLC holds a 99% membership interest in Liberty/Fox Sunshine LLC, FRSM Sunshine, Inc., an affiliate of Fox, holds a .5% membership interest and FRSM holds a .5% membership interest. In October 1998, the Company, together with certain other partners in SNFL and shareholders of SNI, acquired Time Warner Entertainment's 29.647% limited partnership interest in SNFL and 29.946% interest in SNI, respectively.

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

  Chicago. The Chicago RSN is operated through SportsChannel Chicago Associates ("Chicago Associates"). RPP holds a 50% interest in Chicago Associates and Fox Sports Net Chicago Holdings, LLC holds a 50% interest.

  Rainbow holds a 60% general partnership interest in RPP and Fox Sports RPP Holdings, LLC holds a 40% general partnership interest. The Company holds a
 .5% membership interest in Fox Sports RPP Holdings, LLC, FRSM II holds a 99% membership interest and FRSM holds a .5% membership interest.

  D.C./Baltimore. The D.C. Baltimore RSN is operated through Home Team Sports Limited Partnership ("D.C./Baltimore LP"). Affiliated Regional Communications, Ltd. ("ARC Ltd.') holds a 34.3% limited partnership interest in D.C./Baltimore LP and the remaining interest is held by Group W. ARC Ltd. holds a 99% limited partnership interest in ARC Holding and Sports Holding Inc., a wholly-owned subsidiary of ARC Ltd., holds a 1% general partnership interest. Liberty/Fox ARC L.P. ("ARC L.P.") holds a 100% equity interest and 62.6799% capital limited partnership interest in ARC Ltd. and Liberty ARC, Inc., wholly owned by LMC Regional Sports, Inc., an affiliate of Liberty, holds a 37.3201% capital general partnership interest. Fox Sports Net, LLC holds a 98% limited partnership interest in ARC L.P., New LMC ARC, Inc., a subsidiary of Liberty, holds a 1% general partnership interest and FRSM holds a 1% limited partnership interest.

  Bay Area. The Bay Area RSN is operated through SportsChannel Pacific Associates ("San Francisco Associates"). RPP holds a 50% interest in San Francisco Associates and Fox Sports Net Bay Area Holdings, LLC holds a 50% interest.

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

  Ohio. The Ohio RSN is operated through SportsChannel Ohio Associates ("Ohio Associates"), a wholly-owned subsidiary of RPP.

  Cincinnati. The Cincinnati RSN is operated through SportsChannel Cincinnati Associates ("Cincinnati Associates"), a wholly-owned subsidiary of RPP.

  New York. RPP currently owns and operates two RSNs in the New York region:
The Madison Square Garden Network, operated through Madison Square Garden, L.P. ("MSG, L.P."), and Fox Sports New York, operated through SportsChannel Associates ("SportsChannel New York Associates"), a wholly-owned subsidiary of MSG, L.P. MSG, L.P. is a wholly-owned subsidiary of RPP.

Item 2. Properties

  The Company's corporate facilities are located in Los Angeles, California where it leases approximately 64,000 square feet of office space from New World Communications Group Incorporated, an indirect, wholly-owned subsidiary of Fox. See "Certain Relationships and Related Transactions."

  In addition to the corporate facilities, the Company also leases office facilities located in the market of each of the Company's RSNs, technical and uplink facilities located in Houston, Texas and Los Angeles, California and various sales offices located throughout the United States. The Company has national ad sales offices in New York, Boston, Atlanta, Detroit, Chicago, Dallas, Los Angeles and San Francisco. The Company's RSNs have sales offices in Houston, Hollywood (Florida), Kansas City, Indianapolis, Charlotte, Tallahassee, Tampa and Salt Lake City. The O&O RSNs lease office space within the market that they serve and are summarized as follows:

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

Item 3. Legal Proceedings

  As of June 30, 1999 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

  U.S. v. ASCAP--Virtually every cable network is involved in this "rate court" proceeding in the Southern District of New York to set a formula for assessing music performance license fees on cable programming. The Company's cable services pay ASCAP license fees under the current interim rate structure, which is calculated as a percentage of each network's gross revenues, and ASCAP is seeking an increase in those fees. The interim rate is subject to upward or downward adjustment in future rate court proceedings. The other major copyrighted music performance society, BMI, is assessing a negotiated interim license fee, and the final rate will be determined either by negotiation after the conclusion of the ASCAP rate court proceeding or in another rate court proceeding. The Company cannot predict the final outcome of these disputes, but does not believe that it will suffer any material liability as a result therof.

  Echostar--On October 27, 1997, Echostar Communications Corporation ("Echostar") filed a complaint with the FCC against the Company alleging that the Company had violated Section 548 of the Communications Act of 1934, as amended (the "1934 Act") and Sections 76.1000 et seq. of the FCC's Rules (the "FCC Rules") by discriminating against Echostar in the prices and other terms and conditions for distribution of regional sports programming to Echostar's subscribers by direct broadcast satellite. Echostar's claim is based on allegations that the Company licenses cable operators to distribute regional sports programming at lower prices and on more favorable terms than those contained in Echostar's contract with the Company. Echostar's complaint requests the FCC to order the Company to offer Echostar regional sports programming at rates and on terms that are no worse than those offered to other cable operators, to award damages in an unspecified amount, and to impose future reporting requirements to ensure non-discrimination. On December 10, 1997, the Company filed a response to the Echostar complaint denying any violation of the 1934 Act or the FCC Rules. On October 28, 1998, the Cable Bureau of the FCC dismissed Echostar's complaint with prejudice on the grounds that the statute of limitations had expired. On June 30, 1999, the Cable Bureau denied Echostar's November 27, 1998 petition for reconsideration of its decision in this matter. On July 30, 1999, Echostar sought review of the Bureau's decisions by the full FCC. The Company filed its opposition to this petition for review on August 16, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not Applicable.

Item 6. Selected Financial Data

  The selected financial data of the Company as of June 30, 1999, December 31, 1998 and 1997 and for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this report. The selected financial data of the Company for the six months ended June 30, 1998 is unaudited.

  The selected financial data of Liberty Sports, Inc. and subsidiaries-- Domestic Operations set forth below for the period from January 1, 1996 to April 29, 1996 is derived from the combined financial statements of Liberty Sports, Inc. and subsidiaries--Domestic Operations ("LSI Domestic") audited by KPMG LLP, independent auditors, included elsewhere in this report.

  The selected financial data of FX Networks, LLC set forth below for the ten month period ended April 29, 1996 is derived from FX Networks, LLC's financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this report.

  The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.
                                  THE COMPANY
                            (Dollars in thousands)

                          Six months  Six months
                            ended        ended     Year ended   Year ended  April 30 to
                           June 30,    June 30,   December 31, December 31, December 31,
                             1999        1998         1998         1997         1996
                          ----------  ----------- ------------ ------------ ------------
                                      (unaudited)
Statement of Operations:
Revenues................  $  364,253   $326,023    $  655,194   $  471,792   $ 144,792
                          ----------   --------    ----------   ----------   ---------
Expenses:
  Operating.............     296,059    250,300       485,276      420,888     197,445
  General and
   administrative.......      39,264     41,343        90,662       65,558      31,609
  Depreciation and
   amortization.........      12,239     11,094        21,662       18,968       8,507
                          ----------   --------    ----------   ----------   ---------
                             347,562    302,737       597,600      505,414     237,561
                          ----------   --------    ----------   ----------   ---------
Operating income
 (loss).................      16,691     23,286        57,594      (33,622)    (92,769)
                          ----------   --------    ----------   ----------   ---------
Other (income) expenses:
  Interest, net.........      54,781     54,521       110,425       34,142       3,819
  Subsidiaries' income
   tax expense
   (benefit), net.......         233        900         1,456       (1,590)      3,437
  Loss on sale of
   assets...............       2,767        --            121          --        4,913
  Equity (income) loss
   of affiliates, net...      11,160     (6,400)        5,913        9,018      12,024
  Other, net............         471        197        (1,478)         401         --
  Minority interest.....       1,736      1,366         3,225        2,864         187
                          ----------   --------    ----------   ----------   ---------
Net loss................  $  (54,457)  $(27,298)   $  (62,068)  $  (78,457)  $(117,149)
                          ==========   ========    ==========   ==========   =========
Deficiency of earnings
 available to cover
 fixed charges charges..  $ (54,457)   $(27,298)   $  (62,068)  $  (78,457)  $(117,149)
Balance Sheet Data (end
 of period):
Total assets............  $1,932,498               $1,891,935   $1,817,758
Long-term debt..........   1,488,178                1,401,891    1,246,291
Stockholders' equity....      35,746                   90,203      152,271

    LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS (PREDECESSOR)

                                                                      January 1
                                                                          to
                                                                      April 29,
                                                                         1996
                                                                      ----------
                                                                       (Dollars
                                                                          in
                                                                      thousands)
Statement of Operations:
Revenues.............................................................  $99,753
                                                                       -------
Expenses:
  Operating..........................................................   60,664
  General and administrative.........................................   27,993
  Depreciation and amortization......................................   10,788
                                                                       -------
                                                                        99,445
                                                                       -------
Operating income.....................................................      308
                                                                       -------
Other income (expenses):
  Interest expense...................................................   (1,963)
  Interest income....................................................       91
  Equity in earnings of affiliates...................................      219
  Minority interest in earnings of subsidiaries......................   (1,076)
  Other, net.........................................................    1,467
                                                                       -------
                                                                        (1,262)
                                                                       -------
  Loss before income taxes...........................................     (954)
Income tax benefit...................................................      217
                                                                       -------
  Net loss...........................................................  $  (737)
                                                                       =======
Deficiency of earnings available to cover fixed charges..............  $  (954)

                         FX NETWORKS, LLC (PREDECESSOR)

                                                                     Ten months
                                                                       ended
                                                                     April 29,
                                                                        1996
                                                                     ----------
                                                                      (Dollars
                                                                         in
                                                                     thousands)
Statement of Operations:
Revenue.............................................................  $ 75,401
                                                                      --------
Expenses:
  Operating.........................................................    63,369
  General and administrative........................................    19,936
  Depreciation and amortization.....................................       480
                                                                      --------
                                                                        83,785
                                                                      --------
Operating loss......................................................    (8,384)
                                                                      --------
Interest expense....................................................    (7,898)
                                                                      --------
  Net loss..........................................................  $(16,282)
                                                                      ========
Deficiency of earnings available to cover fixed charges.............  $(16,282)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  In April 1996, Fox and Liberty entered into a 50%/50% joint venture, pursuant to which the Company was formed to provide cable programming through its sports programming operations, consisting of interests in RSNs and a national sports programming service, and through FX, a general entertainment network. In July 1999, News Corporation acquired substantially all of Liberty's 50% ownership interest in the Company and transferred that interest to Fox in exchange for common stock. The Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC while its interests in FX are derived through its 99% ownership interest in FX Networks LLC.

  In December 1997, the Company consummated the Rainbow Transaction, pursuant to which (i) RPP was formed to hold interests in Rainbow's then existing RSNs and certain other businesses, (ii) the National Sports Partnership was formed to operate FSN and other national sports programming services, and (iii) the National Advertising Partnership was formed to act as a national advertising sales representative for the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company. In connection with the consummation of the Rainbow Transaction, (i) the Company contributed $850.0 million to RPP in exchange for a 40% partnership interest held by Fox Sports RPP and Rainbow contributed its interests in certain RSNs, the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers and the New York Knicks to RPP in exchange for a 60% partnership interest,
(ii) the parties each contributed certain business interests and other assets related to national sports programming to the National Sports Partnership in exchange for 50% partnership interests, and (iii) the parties each contributed certain assets related to advertising sales to the National Advertising Partnership in exchange for 50% partnership interests.

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

  In connection with the consummation of the Rainbow Transaction, the Company and a group of banks led by Chase Manhattan Bank, amended and restated an existing credit agreement to permit borrowings by Fox Sports Net, LLC, Fox Sports RPP Holdings, LLC and FX Networks, LLC, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800.0 million (the "Bank Facility"). The Bank Facility was comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the Rainbow Transaction.

  In July 1999, 19th Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19th Holdings Corporation subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19th Holdings Corporation on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Facility"). The Company currently expects that remaining availability under the 19th Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

  Included in this Report are: (i) the consolidated financial statements of the Company for the eight months ended December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 (ii) the combined financial statements of Liberty Sports, Inc.--Domestic Operations for the period from

January 1, 1996 to April 29, 1996, and (iii) the financial statements of FX Networks, LLC for the ten months ended April 29, 1996.

General Programming Operations

  Basic cable networks generally recognize revenue from two principal sources: the payment of affiliate fees from pay television distributors and the sale of advertising time.

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

The Company's Programming Operations

  Each of the Company's RSNs receive revenues from both affiliate license fees and from the sale of air time to local and national advertisers. The Company's RSN's have rights agreements with professional sports teams and colleges, within its region of operation. For professional teams, these rights agreements generally grant the RSN the exclusive right to air a specified number of games of the professional team per season, plus playoff games, for a specified fixed fee. The average term of these contracts (from commencement to scheduled termination) has historically been approximately six years for the Company's O&O RSNs and such contracts have specified mechanisms for the increase of the rights fee per game over the term of the contract.

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

  Fox Sports Direct, the Company's satellite services operation, provides sports programming from the RSNs to direct broadcast service providers, such as DirecTV, Inc. and EchoStar's Dish network, for Ku-band satellite owners. Fox Sports Direct's revenues are received from a monthly per subscriber fee from the direct broadcast service providers. Fox Sports Direct acquires its sports programming through a license agreement with the RSNs whereby Fox Sports Direct splits a percentage of its revenues received from its subscribers with the "home territory" RSN in which the specific satellite subscriber resides.

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

  Entities that are consolidated in the financial statements of the Company, at December 31, 1996, include subsidiary entities which own FX Networks, LLC, West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN and Fox Sports Ad Sales, as well as certain operations within Fox Sports Net.

  On March 13, 1997, upon the acquisition of the remaining interests in ARC Ltd. by ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP, and from that date the consolidated subsidiaries of ARC Ltd. and their operations were consolidated.

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

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company, at December 31, 1997 and 1998 and at June 30, 1999: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN.

  As of December 31, 1997 and 1998 and as of June 30, 1999, the following are accounted for using the equity method of accounting: Pittsburgh RSN, Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

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

  At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

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

Results of Operations
                           FOX SPORTS NETWORKS, LLC

 Six Months ended June 30, 1999

  Total revenues for the six months ended June 30, 1999 were $364.3 million, an increase of $38.2 million, or 12%, over the six months ended June 30, 1998.

  Programming revenue was the largest source of revenue, representing 47% of total revenue, or $171.1 million, for the six months ended June 30, 1999. Advertising revenue represented 26% of total revenue, or $95.6 million, for the six months ended June 30, 1999. For the six months ended June 30, 1998, programming revenue was $148.2 million and advertising revenue was $82.1 million and represented 45% and 25% of total revenues, respectively.

  Programming and advertising revenue increased by $22.9 million and $13.5 million, respectively in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. These represent a 15% increase and 16% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 15% is comprised primarily of an increase in average subscribers at the consolidated O&O RSNs and FX of 7% and 15%, respectively, between the periods. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 16% is comprised of a 46% increase in advertising revenue for FX and a 5% increase for the RSNs. Increased total day ratings on FX, together with the increased subscribers, resulted in a 24% increase in total day average audience during the six months ended June 30, 1999 over the same period in the previous year. The increase is due primarily to the strengthening of the program schedule throughout all dayparts. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and the number of professional events, primarily NHL. Advertising rates per game increased for MLB and NHL events in the six months ended June 30, 1999 as compared to the same period in the previous year, while rates for NBA events were negatively impacted due to the NBA lockout. The limited amount of time between the settlement of the lockout and the commencement of the NBA season impaired the Company's ability to sell advertising, as did the reduced number of games in the season.

  Operating expenses totaled $296.1 million for the six months ended June 30, 1999, which represented 81% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the six months ended June 30, 1998 totaled $250.3 million, or 77% of total revenues. The increase in operating expenses is primarily attributable to increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements and increased programming expenses of FX relating to newly launched programs during or subsequent to the period ended June 30, 1998.

  General and administrative expenses totaled $39.3 million for the six months ended June 30, 1999, which represented 11% of total revenues. General and administrative expenses for the six months ended June 30, 1998 totaled $41.3 million, or 13% of total revenues. A non-cash charge to earnings was taken in the six months ended June 30, 1999 and 1998 with respect to an equity appreciation rights plan. Excluding this non-cash charge, general and administrative expenses would have been $34.1 million and $32.4 million, or each 10% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

  Depreciation and amortization expenses totaled $12.2 million and $11.1 million for the six months ended June 30, 1999 and 1998, respectively. Of these amounts, $7.0 million and $7.2 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company.

  Interest expense for the six months ended June 30, 1999 totaled $56.1 million in relation to $1.5 billion of debt outstanding as of June 30, 1999. The amount of debt is primarily attributable to (i) the Offering, pursuant to which $800.8 million of debt is outstanding at June 30, 1999, (ii) the Bank Facility and indebtedness thereunder in the amount of $677.0 million; and
(iii) the acquisition of certain assets in connection with the commencement of operations of Fox Sports Net Detroit.

  Equity loss of affiliates for the six months ended June 30, 1999 was $11.2 million, while the Company recognized equity income of affiliates of $6.4 million for the six months ended June 30, 1998. For the six months ended June 30, 1998, equity income of affiliates included a $7.1 million gain on the sale of 50% of RPP's investment in Fox Sports Net New England. In the six months ended June 30, 1999, RPP was negatively impacted by the NBA lockout, Pittsburgh RSN was adversly affected by the Pittsburgh Penquins bankruptcy and the Company recognized start-up losses from its Canadian joint venture.

 Three Months ended June 30, 1999

  Total revenues for the three months ended June 30, 1999 were $192.3 million, an increase of $22.9 million, or 14%, over the three months ended June 30, 1998.

  Programming revenue was the largest source of revenue, representing 45% of total revenue, or $86.3 million, for the three months ended June 30, 1999. Advertising revenue represented 28% of total revenue, or $54.7 million, for the three months ended June 30, 1999. For the three months ended June 30, 1998, programming revenue was $74.2 million and advertising revenue was $44.9 million and represented 44% and 26% of total revenues, respectively.

  Programming and advertising revenue increased by $12.1 million and $9.8 million, respectively in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. These represent a 16% increase and 22% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 16% is comprised primarily of an increase in average subscribers at the consolidated O&O RSNs and FX of 6% and 14%, respectively, between the periods. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 22% is comprised of a 48% increase in advertising revenue for FX and a 13% increase for the RSNs. Increased total day ratings on FX, together with the increased subscribers, resulted in a 27% increase in total day average audience during the three months ended June 30, 1999 over the same period in the previous year. The increase is due primarily to the strengthening of the program schedule throughout all dayparts. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and the number of professional events, primarily NBA. Advertising rates per game increased for MLB and NHL events in the three months ended June 30, 1999 as compared to the same period in the previous year, while rates for NBA events were negatively impacted due to the NBA lockout. The limited amount of time between the settlement of the lockout and the commencement of the NBA season impaired the Company's ability to sell advertising as did the reduced number of games in the season. The total number of local professional events increased by 11% between the periods.

  Operating expenses totaled $175.6 million for the three months ended June 30, 1999, which represented 91% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended June 30, 1998 totaled $137.1 million, or 81% of total revenues. The increase in operating expenses is attributable to an increase in the number of professional events, primarily NBA games, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs during or subsequent to the period ended June 30, 1998.

  General and administrative expenses totaled $20.9 million for the three months ended June 30, 1999, which represented 11% of total revenues. General and administrative expenses for the three months ended June 30, 1998 totaled $20.4 million, or 12% of total revenues. A non-cash charge to earnings was taken in the three months ended June 30, 1999 and 1998 with respect to an equity appreciation rights plan. Excluding this non-cash charge, general and administrative expenses would have been $18.0 million and $18.1 million, or 11% and 9% of total revenues for the three months ended June 30, 1999 and 1998, respectively.

  Depreciation and amortization expenses totaled $6.3 million and $5.9 million for the three months ended June 30, 1999 and 1998, respectively. Of these amounts, $3.4 million and $3.7 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company.

  Interest expense for the three months ended June 30, 1999 totaled $28.7 million in relation to $1.5 billion of debt outstanding as of June 30, 1999. The amount of debt is primarily attributable to (i) the Offering, pursuant to which $800.8 million of debt is outstanding at June 30, 1999, (ii) the Bank Facility and indebtedness thereunder in the amount of $677.0 million; and
(iii) the acquisition of certain assets in connection with the commencement of operations of Fox Sports Net Detroit.

  Equity loss of affiliates for the three months ended June 30, 1999 was $1.4 million while the Company recognized equity income of affiliates was $0.5 million for the three months ended June 30, 1998. In the three months ended June 30, 1999, RPP and Chicago RSN were negatively imapcted by the NBA lockout, Pittsburgh RSN was adversly affected by the Pittsburgh Penquins bankruptcy and the Company recognized start-up losses from its Canadian joint venture.

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

  General and administrative expenses for the four months ended April 29, 1996 were $28.0 million, or 28% of total revenues for the period. General and administrative expenses for Liberty Calendar 1995, as a percentage of total revenues, were 33%. The decreased percentage cost is attributable to the sale of certain unprofitable business divisions in January 1996 and overall efficiencies in Liberty Sports, Inc.--Domestic Operations' existing operations.

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

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) the funding of operating losses and other general working capital needs, (ii) its strategic plan to secure national distribution for its network sports and general entertainment programming, including through the acquisition of existing third party owned RSNs or through the launch of new RSNs, (iii) the acquisition of programming rights, and (iv) its capital expenditure requirements.

  Net cash (used in) provided by operating activities of the Company for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996 was ($32.1) million, ($32.0) million, ($76.7) million and $14.3 million, respectively.

  Net cash used in investing activities of the Company for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996 was $20.6 million, $36.0 million, $932.4 million and $38.8 million, respectively.

  Net cash provided by financing activities of the Company for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996 was $68.9 million, $61.4 million, $1,050.8 million and $25.2 million, respectively.

  In June 1997, the Company entered into an agreement with Rainbow to acquire a 40% interest in Rainbow's sports properties, including economic interests in eight RSNs, Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Knicks, and the New York Rangers in exchange for $850.0 million. In December 1997 the Rainbow Transaction was consummated and the net proceeds from the Offering, along with available proceeds under the Bank Facility, were used to fund the Company's cash contribution of $850.0 million to RPP.

  In August 1997, the Company consummated the Offering. The net proceeds from the Offering were used in part, to finance the Rainbow Transaction. The indentures, as amended, pursuant to which the Notes were issued in connection with the Offering contain certain restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, transfer assets and engage in transactions with affiliates. As of June 30, 1999 the Company was in compliance with these restrictive covenants.

  In September 1997, the Company entered into a credit agreement which permitted borrowings of up to $450.0 million. The proceeds of such credit agreement were used to retire amounts borrowed under previously existing credit facilities and for working capital purposes. Upon consummation of the Rainbow Transaction, the Company amended and restated this $450.0 million credit agreement to permit borrowings of up to $800.0 million under the Bank Facility. The Bank Facility was used to finance, in part, the Rainbow Transaction. At June 30, 1999, the total amount borrowed under the Bank Facility was $677.0 million. South Ltd. also has a credit facility (the "South Credit Facility") with permitted borrowings of $4.7 million. At June 30, 1999, the total amounts borrowed under these credit facilities were $681.7 million. The total commitments pursuant to these credit facilities were $804.7 million as of June 30, 1999. In July 1999, 19th Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility, and assumed the rights and obligations of the banks under the facility. The South Credit Facility restricts the payment of dividends, and contains certain restrictive covenants regarding, among other things, the maintenance of certain financial ratios and restrictions on the distribution of assets.

  Future capital requirements are substantial. At June 30, 1999, the Company has future minimum payments on operating leases, including transponders totaling $77.1 million, and commitments under long-term program rights contracts totaling $1,474.8 million. The Company has also made a substantial investment in the National Sports Partnership. The National Sports Partnership, which was formed in December 1997, required a significant investment to fund operating losses, primarily related to the agreement with MLB and the development of Fox Sports News. Investment in the National Sports Partnership will continue as the network continues to develop. In addition, the cost of acquiring sports programming rights continues to escalate. See "Business--Rights Agreements." Furthermore, the Company intends to continue to explore opportunities to expand its distribution.

  The Company is a holding company and its assets consist solely of investments in its subsidiaries and affiliates. As a holding company, the Company's ability to meet its financial obligations, including its obligations under the Notes and the 19th Facility and its funding and other commitments to its subsidiaries and affiliates, is dependent on the earnings of such subsidiaries and affiliates and the distribution or other payment of such earnings to the Company in the form of dividend distributions, loans or other advances, payment or reimbursement for management fees and expenses, and repayment of loans and advances from the Company. Accordingly, the Company's ability to pay interest on the Notes and to otherwise meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries and affiliates. The payment of dividends or the making of loans or advances to the Company by its subsidiaries and its affiliates, which may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and are subject to various business considerations. Although the agreements between the Company and its partners contemplate the payment of distributions, the Company may not be able to cause its subsidiaries or affiliates to make distributions when it may have a need for distributions, and the Company may not be able to dispose of its investments in any of its RSNs if required for financial or other reasons.

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

  The Company believes that its existing funds and the proceeds from borrowings under the 19th Facility, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements, although no assurances can be given in this regard.

Year 2000

  The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

  The Company is devoting significant resources throughout its business operations to resolve the potential impact of the Year 2000 ("Y2K") on the processing of date-sensitive information by its computerized information technology ("IT") systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Certain programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The problem also extends to non-IT systems including: operating and control systems that rely on embedded chip systems.

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

  Internal IT Systems. The Company is approaching its Y2K internal readiness program in the following five phases: (1) assessment, (2) strategy, (3) planning, (4) implementation and (5) testing and management. The assessment phase involves taking an inventory of the Company's internal IT applications. The strategy phase involves prioritizing risk, identifying failure dates, defining a solution strategy, estimating repair costs and communicating across the Company the magnitude of the problem and the need to address Y2K issues. The planning phase consists of identifying the tasks necessary to ensure readiness, scheduling remediation plans for applications and infrastructure, and determining resource requirements and allocations. The fourth phase, implementation, involves readying the development and testing environments, and piloting the remediation process. Testing and management, the last phase, consists of executing the Company's plan to fix, test and implement critical applications and associated infrastructure, and putting in place contingency plans for processes that have a high impact on the Company's business. The Company's critical IT application systems are either Y2K compliant or have had contingency plans put into place.

  Internal Non-IT Systems. The Company has also focused on internal non-IT systems. Non-IT systems include those systems that are not commonly thought of as IT systems, such as broadcast equipment, satellite transmission equipment telephone/PBX systems, fax machines, facilities systems regulating alarms, building access and other miscellaneous systems that depend on date-related processing. The Company's Y2K Steering Committee is providing standardized tools and is monitoring the progress of these readiness efforts to ensure business continuity.

  Material Third Party Relationships. The Company has developed a Y2K process for dealing with its key suppliers, contract producers, distributors, vendors and partners. The process generally involves the following steps: (i) initial supplier survey, (ii) risk assessment and contingency planning, (iii) follow-up supplier reviews and escalation, if necessary, and where relevant, (iv) testing. To date, the Company has received responses from many of its critical suppliers, most of whom responded that they expect to address all their significant Y2K issues on a timely basis. The Company is following up with those significant vendors and service providers that either did not respond initially or whose responses were unsatisfactory. The company is working to identify and analyze the most reasonably likely worst case scenarios for third party relationships affected by Y2K.

  The Company has focused efforts on identifying and remedying Y2K exposures throughout its enterprise. In addition, the Company is developing and will have tested, where practical, contingency and business continuity plans. These plans include, but are not limited to identification of alternative suppliers, vendors and service providers. Contingency plans have been or will be developed for areas that include broadcast technical operations, live event telecasts, programming, application systems, business processes, and potential issues relative to facilities.

  Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors identify Y2K issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Y2K issues in a timely manner. The estimated costs of the project are currently expected to be approximately $2.5 million in the aggregate.

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

  Not Applicable.

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

Item 9. Disagreements With Accountants on Accounting and Financial Disclosure

  None.

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

  The current executive officers of the Company and/or certain of its subsidiaries are as follows:

             Name           Age                        Position
             ----           ---                        --------
   David Hill..............  53 Chairman
   Jeff Shell..............  33 President
   Tracy Dolgin............  39 Chief Operating Officer
   James A. Martin.........  44 Executive Vice President, Head of Business Operations
   Louis LaTorre...........  45 Senior Vice President
   Robert L. Thompson......  41 Executive Vice President and Chief Operating Officer of
                                Fox Sports Net, LLC

  David Hill has served as Chairman of the Company since April 1996. From April 1996 through October 1997, Mr. Hill also served as the Company's Chief Executive Officer. In addition, since June 1999, he has served as Chairman and Chief Executive Officer of Fox Sports Television Group and prior thereto, from October 1997 to June 1999, he served as Chairman and Chief Executive Officer of Fox Broadcasting Company. Prior thereto, from July 1996 until October 1997, Mr. Hill served as Chief Operating Officer of Fox Television and from December 1993 until October 1997 as President of Fox Sports, a division of Fox Television. From April 1988 until October 1993, Mr. Hill was employed at Sky Television and its successor company, British Sky Broadcasting Group plc ("BSkyB"), in various capacities, including Head of Sky Sports, a subsidiary of BSkyB.

  Jeff Shell has served as President of the Company since June 1999. Prior thereto, Mr. Shell served as Executive Vice President and Chief Financial Officer of the Company from February 1998 to June 1999. Prior thereto, Mr. Shell served as Senior Vice President, Finance and Development of the Company from June 1996 until February 1998. From October 1994 until November 1996, he served as Vice President of Business Development for Fox, Inc. Prior thereto, from September 1991 until October 1994, Mr. Shell served in various capacities in the Strategic Planning and Corporate Development Group at The Walt Disney Company.

  Tracy Dolgin has served as Chief Operating Officer of the Company since September 1998. Prior thereto, Mr. Dolgin served as Joint Chief Operating Officer of Fox Sports Net, LLC from July 1997 to September 1998. In addition, he served as Executive Vice President, Marketing for Fox Sports, a division of Fox Broadcasting Company, from December 1993 until September 1998. Prior thereto, from December 1992 until December 1993, Mr. Dolgin served as Executive Vice President, Marketing of Fox Broadcasting Company, and from May 1989 until December 1992, Mr. Dolgin served as Senior Vice President, Marketing of Home Box Office, a subsidiary of Time Warner, Inc.

  James A. Martin has served as Executive Vice President, Head of Business Operations of each of the Company, Fox Sports Net, LLC and FX Networks, LLC since June 1997. From September 1996 until June 1997, he served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC. From January 1995 until September 1996, Mr. Martin served as Executive Vice President and President of Regional Network Operations of Liberty Sports, Inc. Prior thereto, from September 1991 until December 1994, Mr. Martin served as Vice President and Chief Operating Officer of Liberty.

  Louis LaTorre has served as Senior Vice President of the Company, President, Advertising Sales of Fox Sports Net, LLC and President, Advertising Sales of FX Networks, LLC since January 1997. From July 1994 until December 1996, he served as President and Chief Operating Officer for the Sales and Marketing Division of New World Communications, Inc. From October 1993 until June 1994, Mr. LaTorre served as President of Pro Star Entertainment Inc., a satellite encryption and entertainment company. From March 1993 until September 1993, he served as President of Platinum Productions, Inc., a pay-per-view entertainment company. Prior thereto, from June 1981 until February 1993, Mr. LaTorre served in various capacities at Turner Broadcasting System, Inc. including, most recently, as Executive Vice President, Advertising Sales and Marketing, for the Turner Entertainment Group, a subsidiary of Turner Broadcasting System, Inc.

  Robert L. Thompson has served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC since June 1999. Prior thereto, from October 1997 to June 1999 he served as its Executive Vice President and, from July 1996 through October 1997, he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. In addition, since June 1999 he has also served as Executive Vice President and Chief Operating Officer of International Sports Programming, LLC ("ISP"), an international sports programming joint venture between Fox and TCI. From October 1994 through July 1996, Mr. Thompson served as Senior Vice President, Regional Network Operations for Liberty Sports, Inc. and from January 1994 until October 1994 he served as Group Vice President of Liberty Sports, Inc. Prior thereto, from February 1989 until October 1994, Mr. Thompson served as Vice President/General Manager of the Rocky Mountain Prime Sports Network.

  There are no family relationships between any of the executive officers.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

  The following table sets forth the compensation paid for the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999, to those persons who were, at June 30, 1999, the Company's President, the Company's former President and Chief Executive Officer and the next four most highly compensated executive officers of the Company (the "Named Executives").

                          Summary Compensation Table

                                                                           Long Term Compensation
                                                                       -------------------------------
                                       Annual Compensation                    Awards          Payouts
                                  ------------------------------------ --------------------- ---------
                                                                       Restricted Securities Incentive
    Name and Principal                                    Other Annual   Stock    Underlying   Plan     All Other
        Occupation           Year  Salary      Bonus      Compensation   Awards     Option    Payouts  Compensation
    ------------------       ---- --------    --------    ------------ ---------- ---------- --------- ------------
David Hill.................  1999 $250,000(2) $ 75,000(2)       --        --         --         --            --
Chairman(1)                  1998 $500,000(2) $150,000(2)       --        --         --         --            --
                             1997 $500,000(2) $150,000(2)       --        --         --         --            --
Jeff Shell.................  1999 $207,084(4) $120,000(4)       --        --         --         --            --
President(3)                 1998 $362,315    $100,000          --        --         --         --            --
                             1997 $254,582    $100,000          --        --         --         --            --
Anthony F.E. Ball..........  1999 $418,172    $223,333          --        --         --         --            --
Former President and Chief   1998 $538,888    $400,000          --        --         --         --            --
 Executive Officer(1)(5)     1997 $250,000(6) $ 75,000(6)       --        --         --         --            --
Tracy Dolgin...............  1999 $350,000    $160,000          --        --         --         --            --
Chief Operating Officer(7)   1998 $472,234    $200,000          --        --         --         --            --
                             1997 $256,597(8) $100,000(8)       --        --         --         --            --
James A. Martin............  1999 $202,108    $ 40,000          --        --         --         --            --
Executive Vice President(9)  1998 $382,762    $125,000          --        --         --         --       $300,000(10)
                             1997 $358,333    $125,000          --        --         --         --       $300,000(10)
Louis LaTorre..............  1999 $233,333    $160,000      $13,601       --         --         --            --
Senior Vice President        1998 $464,636    $200,000      $30,714       --         --         --            --
                             1997 $391,026    $200,000      $20,148       --         --         --            --

-------
 (1) In October 1997, Mr. Ball succeeded Mr. Hill as Chief Executive Officer of the Company.

 (2) Reflects the compensation received by Mr. Hill for the services he rendered to the Company from the Company's inception in April 1996 through the six months ended June 30, 1999. During fiscal years 1999, 1998 and 1997, Mr. Hill was, and currently remains employed by Fox Broadcasting Company. Fox Broadcasting Company grants the Company the right to utilize Mr. Hill's services. The above disclosure does not include compensation information for Mr. Hill with respect to the services he performed at Fox Broadcasting Company. See "Certain Transactions."

 (3) In June 1999, Mr. Shell succeeded Mr. Ball as President of the Company. Mr. Shell served as Executive Vice President and Chief Financial Officer of the Company from February 1998 until June 1999. Prior thereto, from June 1996 to February 1998 Mr. Shell served as Senior Vice President, Finance and Development.

 (4) Reflects the compensation received by Mr. Shell for the services he rendered to the Company for the six months ended June 30, 1999. During fiscal year 1999, Mr. Shell became, and currently remains, employed by The Fox Group. The Fox Group grants the Company the right to utilize Mr. Shell's services. The above disclosure does not include compensation information for Mr. Shell with respect to the services he performed at The Fox Group. See "Certain Transactions."

 (5) Mr. Ball ceased rendering services to the Company in May 1999.

 (6) Reflects compensation received by Mr. Ball for services he rendered to the Company for a portion of fiscal year 1997.

 (7) Mr. Dolgin served as Joint Chief Operating Officer of Fox Sports Net, LLC until September 1998.

 (8) Reflects compensation received by Mr. Dolgin for services he rendered to the Company for a portion of fiscal year 1997.

 (9) Mr. Martin served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC until June 1997.

(10) In connection with the formation of the Company, a deferred compensation incentive plan (the "Plan") was approved and adopted by the Company. A substantially similar plan existed at Liberty Sports, Inc. ("LSI"), then a subsidiary of Liberty (the "LSI Plan"), prior to the formation of the Company. The Plan was adopted by the Company in anticipation of certain LSI employees performing services for the Company. Such employees, including Mr. Martin, were beneficiaries under the LSI Plan. Pursuant to the Plan, deferred compensation vests annually at a 20% rate and was fully vested in 1998. Upon full vesting of the deferred compensation under the Plan, the Company has incurred charges against earnings in the amount of $900,000 with respect to Mr. Martin.

  The Company does not have a stock option plan and no long term compensation awards were made in the fiscal years covered by the table above, except as disclosed above.

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for Management and Key Employees (the "Plan"). The Plan is designed to provide a flexible mechanism to permit management and key employees of the Company and its subsidiaries to obtain significant interests in the equity of the Company, thereby increasing their proprietary interest in the growth and success of the Company. During fiscal year 1999, there were no grants under the Plan to the Named Executives.

Employment Arrangements

  During fiscal years 1997, 1998 and 1999 Mr. Hill was, and currently remains, employed by Fox Broadcasting Company, which grants the Company the right to utilize Mr. Hill's services. For fiscal year 1999 Fox Broadcasting Company allocated to the Company $325,000 for the services Mr. Hill rendered to the Company for that period. See "Certain Relationships and Related Transactions."

  In June 1999, Mr. Shell became employed by The Fox Group, which grants the Company the right to utilize Mr. Shell's services. From January 1997 to June 1999, Mr. Shell was employed by the Company under various employment agreements. During fiscal year 1996 Mr. Shell was employed by Fox, Inc., which granted the Company the right to utilize Mr. Shell's services as its Senior Vice President, Finance and Development from June 1996 through December 1996. Mr. Shell's compensation for the period January 1, 1999 to June 30, 1999, including an allocation from The Fox Group, was $327,084. See "Certain Relationships and Related Transactions."

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

  A subsidiary of the Company, Fox Channels Services, LLC entered into a five year employment agreement with Mr. Louis LaTorre which commenced on July 1, 1999. Pursuant to the agreement, Mr. LaTorre serves as President, Fox Channels Group Sales and is entitled to receive an annual base salary of $620,000 for the period July 1, 1999 to June 30, 2000, $665,000 for the period July 1, 2000 to June 30, 2001, $720,000 for the period July 1, 2001 to June 30, 2002,
$800,000 for the period July 1, 2002 to June 30, 2003, and $900,000 for the period July 1, 2003 to June 30, 2004. Mr. LaTorre is entitled to receive an annual bonus (as specified in the agreement) based on the performance of the Company. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. LaTorre is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of Fox Channels Services, LLC or its affiliates to render services to another entity.

  Fox Sports Net, LLC entered into a three year employment agreement with Mr. Robert Thompson which commenced on June 1, 1999 and replaced the Company's prior agreement with Mr. Thompson. Pursuant to the agreement, Mr. Thompson renders services to the Company and to ISP. The Company will pay a pro rata share of Mr. Thompson's compensation, based on the number of days services are provided to the Company and its affiliates during the contract year. Mr. Thompson serves as Executive Vice President and Chief Operating Officer of ISP. The portion of Mr. Thompson's salary and bonus which is allocable to the Company for fiscal year 1999 is $85,416. Mr. Thompson is eligible to participate in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Thompson is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

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

Other Transactions

  Under agreements with the Company in connection with its formation, Fox, and certain of its affiliates provide technical, administrative, financial, treasury, accounting, tax, legal and other services to the Company and may make available certain of their respective employee benefit plans to officers and other employees of the Company. To date, except as disclosed below, the charges for any such services have been immaterial. In addition, Fox, Liberty, and their respective affiliates, and the Company have entered into a number of intercompany agreements covering matters such as lending arrangements, tax sharing, and the use of trade names and service marks by the Company. To date, except as disclosed below, the charges for any such arrangements have been immaterial. The terms of many of these agreements were not the result of arms' length negotiation. See "Business."

  The Company, News Corporation, and Cablevision, through their respective subsidiaries and affiliates, each own or have interests in television programming entities. The presence of all such companies in the television programming business could give rise to potential conflicts of interest between them, including conflicts which may arise with respect to business dealings between them and when more than one of them may be pursuing the same business opportunity.

  The Company has a close strategic relationship with News Corporation and certain of its subsidiaries and affiliates, including Fox Broadcasting Company ("Fox Broadcasting"), and believes that this relationship is materially important to its business and business strategies. However, neither News Corporation or its subsidiaries and affiliates, nor the Company are obligated to engage in any business transactions or jointly participate in any opportunities with the other, and the possibility exists that the current strategic relationships between the parties could materially change in the future.

  The Company is currently utilizing three transponders it subleases from WTCI, a subsidiary of TCI. The rental payment for these three transponders is approximately $300,000 per month. Two of the WTCI subleases expire on December 31, 1999 and the remaining WTCI sublease expires on December 31, 2000. In addition, the Company currently subleases one transponder to each of Fox News Channel, FXM and Fox Sports International (all of which are affiliates of Fox) and NDTC (an affiliate of Liberty). The monthly rental payment paid to the Company pursuant to each of these subleases is $190,000, $150,500, $78,000 and $195,000, respectively. The Company believes that the sublease arrangements described above are on terms no less favorable than could have been obtained from an unaffiliated third party. See "Business--Satellite Distribution."

  Fox Broadcasting and certain affiliates render marketing, public relations, legal, promotional, management and other business services to the Company for which the Company pays an allocated fee. The expenses recognized by the Company for the provision of the above services for the eight months ended December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 were approximately $1,184,900, $2,006,100, $1,939,000 and $1,359,200 respectively. Included in these amounts are salaries, benefits and other related costs charged to the Company in connection with the services rendered to it by Mr. Hill and other individuals. Certain individuals, including Messrs. Martin, Shell and Thompson, rendering services to the Company for the eight months ended December 31, 1996 were employed by either News Corporation or its affiliates or TCI or its affiliates. Compensation and benefits paid to such individuals and related payroll costs were charged to the Company at cost. Mr. Shell is employed by The Fox Group. The Company's pro-rata share of Mr. Shell's compensation and benefits is charged to the Company at cost. Similarly, the Company and certain of its affiliates provide production, programming, accounting, legal, marketing, public relations, promotional, management and other business services to an affiliate of Fox Broadcasting Company. The charges for these services to this affiliate for the eight months ended December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 were approximately $750,000, $1,000,000, $1,000,000 and $511,000, respectively. The Company believes that all of the above-described arrangements are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. See "Directors and Executive Officers of the Company" and "Executive Compensation."

  Fox Broadcasting and certain of its affiliates provide production facilities, production and post production related services and technical operations to the Company in connection with the Company's production of Fox Sports News and other original programming. The services are provided at competitive market rates and the Company believes that the arrangements are on terms no less favorable than could have been obtained from an unaffiliated third party. Expenses related to these services for the eight months ended December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 were approximately $8,545,000, $20,416,800, $5,939,000 and $7,480,000 respectively.

  Fox and its affiliates collect certain revenues and pay certain expenses on behalf of the Company. The Company charges interest to Fox on amounts due the Company which have been collected by Fox and, in turn, Fox and its affiliates charge interest to the Company on amounts paid by Fox in connection with expenses of the Company. All interest rates pursuant to these arrangements are at market rate. Interest income recognized by the Company for the eight month period ended December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 was approximately $785,500, $2,719,100, $351,000 and $165,100, respectively, and interest expense incurred by the Company during these periods was $451,300, $1,569,600, $25,000 and $0, respectively.

  Certain of the O&O RSNs have entered into affiliation agreements with various MSOs and/or individual cable systems which are either owned or operated by TCI. For the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 revenue recognized from such MSOs and/or individual cable systems pursuant to these affiliation agreements was approximately $28,788,000, $43,687,400, $56,761,000 and $25,635,000, respectively. FX has also entered into affiliation agreements with various MSOs and/or individual cable systems which are either owned or operated by TCI. For the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 revenue recognized from such MSOs and/or individual cable systems pursuant to these affiliation agreements was approximately $21,388,000, $41,720,300, $37,161,000 and $17,354,000, respectively. The
Company believes that all of the above described affiliation agreements contain terms no less favorable than could have been obtained from an unaffiliated third party.

  Twentieth Century Fox Film Corporation and its affiliates purchase advertising time which is shown during the Company's programming. The advertising revenues recognized for the eight months ended December 31, 1996, for the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999 were approximately $408,200, $1,213,100, $1,523,000 and $1,080,000,
respectively.

  The Company licenses television and feature film programming from Twentieth Century Fox Film Corporation and affiliates. Expense recognized by the Company related to program rights amortization for the eight months ended December 31, 1996 and the years ended December 31, 1997 and 1998 and for the six months ended June 30, 1999 was approximately $7,624,000, $17,963,000, $30,674,000 and
$20,598,000, respectively. Additionally, the Company has a non exclusive, royalty-free license from Twentieth Century Fox Film Corporation and Fox Broadcasting Company to use the "FOX" brand name and certain related artwork in connection with the Company's business.

  The Company leases its corporate facilities in Los Angeles from New World Communications Group Incorporated, an indirect wholly-owned subsidiary of Fox. The Company has the ability to increase office space in this facility as the need arises. As of June 30, 1999 the Company rented a total of 64,310 square feet and the monthly rental was $269,000. See "Properties."

  In July 1999, 19th Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19th Holdings Corporation subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19th Holdings Corporation on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Facility"). The Company currently expects that remaining availability under the 19th Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

  In May 1999, the Company sold its investment in Fit TV to an affiliate of Fox for $14.5 million in cash and recognized a loss on sale of $2,572,000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

    1. Financial Statements:

      Financial Statements filed herewith are listed in the "Index to Consolidated Financial Statements" at page F-1. In addition, the following financial statements are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

      Financial Statements of Liberty/Fox ARC, L.P. for the period from Inception (April 30, 1996) to December 31, 1996,

      Financial Statements of Regional Programming Partners as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and the period from December 18, 1997 (Inception) to December 31, 1997,

      Financial Statements of National Sports Partners as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and the period from Inception (December 18, 1997) to December 31, 1997.

    2. Schedules:

      Financial statement schedules to this form are listed in the "Index to Consolidated Financial Statements" at page F-1 herein.

    3. Exhibits:

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

     (b)**    First Supplemental Indenture, dated as of March 31, 1998, among
              Fox/Liberty Networks, LLC, FLN Finance, Inc. and the Bank of New
              York, as Trustee.
  4.4*        Senior Notes Registration Rights Agreement, dated as of August
              25, 1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as Issuers and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear, Stearns & Co. Inc., as Initial Purchasers.
  4.5*        Senior Discount Notes Registration Rights Agreement, dated as of
              August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance,
              Inc., as Issuers and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated and Bear, Stearns & Co. Inc., as Initial Purchasers.
  4.6*        Senior Notes Liquidated Damages Agreement, dated as of August 25,
              1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., as
              Issuers and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated and Bear, Stearns & Co. Inc., as Initial
              Purchasers.
  4.7*        Senior Discount Notes Liquidated Damages Agreement, dated as of
              August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance,
              Inc., as Issuers and Merrill Lynch & Co., Merrill Lynch, Pierce,
              Fenner & Smith Incorporated and Bear, Stearns & Co. Inc., as
              Initial Purchasers. Senior Notes Deposit Agreement, dated as of
              August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance,
              Inc., and The Bank of New York, as Securities Intermediary and as
              Trustee.
  4.8* Senior Notes Deposit Agreement, dated as of August 25, 1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., and The
              Bank of New York, as Securities Intermediary and as Trustee.
  4.9*        Senior Discount Notes Deposit Agreement, dated as of August 25,
              1997, among Fox/Liberty Networks, LLC and FLN Finance, Inc., and
              The Bank of New York, as Securities Intermediary and as Trustee.
 10.1(a)* Agreement Regarding Ownership Interests, dated April 29, 1996, by and among Liberty Media Corporation,News America Holdings
              Incorporated, Fox Regional Sports Holdings, Inc., LMC Newco U.S.,
              Inc., andLiberty/Fox Sports Financing LLC.
     (b)*     First Amended and Restated Agreement Regarding Ownership
              Interests, dated as of December 15, 1997, by and among Liberty
              Media Corporation, News America Holdings Incorporated, Fox
              Regional Sports Holdings, Inc., LMC Newco U.S., Inc., and
              Liberty/Fox
 10.2*        Operating Agreement of Fox Sports RPP Holdings, LLC, dated June
              20, 1997, by and among Fox/Liberty Networks LLC, Liberty Sports
              Member, Inc. and Fox Regional Sports Member, Inc.
 10.3*        Operating Agreement of FX Networks, LLC (f/k/a Liberty/Fox FX
              Operations LLC), dated April 29, 1996, by and among Liberty/Fox
              U.S. Sports LLC, Liberty FX, Inc. and FX Holdings, Inc.
 10.4(a)*     Operating Agreement of Fox/Liberty Networks, LLC (f/k/a
              Liberty/Fox U.S. Sports LLC), dated April 29, 1996, by and among
              LMC Newco U.S., Inc., Fox Regional Sports Holdings, Inc. and
              Liberty/Fox Sports Financing LLC.
     (b)*     First Amended and Restated Operating Agreement of Fox/Liberty
              Networks, LLC, dated December 15, 1997 by and among LMC Newco
              U.S., Inc., Fox Regional Sports Holdings, Inc. and Liberty/Fox
              Sports Financing LLC.
 10.5*        Operating Agreement of Fox Sports Net, LLC (f/k/a Liberty/Fox
              Regional Sports LLC), dated April 29, 1996, by and among
              Liberty/Fox U.S. Sports LLC, Liberty Sports Member, Inc. and Fox
              Regional Sports Member, Inc.

 10.6*         Formation Agreement, dated June 22, 1997, among Rainbow Media
               Sports Holdings, Inc. and Fox Sports Net, LLC.
 10.7*         Form of General Partnership Agreement of Regional Programming
               Partners between Rainbow Regional Holdings, Inc. and Fox Sports
               RPP Holdings, LLC.
 10.8*         Form of General Partnership Agreement of National Sports
               Partners between Rainbow National Sports Holdings, Inc. and Fox
               Sports National Holdings, LLC.
 10.9*         Form of General Partnership Agreement of National Advertising
               Partners between Rainbow Advertising Holdings, Inc. and Fox
               Sports Ad Sales Holdings, LLC.
 10.10(a)*     Credit Agreement, dated as of September 12, 1997, among Fox
               Sports Net, LLC and FX Networks, LLC, as Borrowers, and
               Fox/Liberty Networks, LLC and Subsidiary Guarantors, as
               Guarantors, and The Chase Manhattan Bank, as Administrative
               Agent, and Chase Securities Inc., as Syndication Agent, and TD
               Securities (USA) Inc., as Documentation Agent.
      (b)*     Form of Amendment and Restated Credit Agreement dated as of
               December 15, 1997 among Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC, as Borrowers, and Fox/Liberty
               Networks, LLC and The Chase Manhattan Bank, as Administrative
               Agent, Chase Securities Inc., as Syndication Agent, and TD
               Securities (USA) Inc., as Documentation Agent.
      (c)**    First Amendment to the Credit Agreement, dated as of April 20,
               1998 among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
               Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and
               The Chase Manhattan Bank, as Administrative Agent, Chase
               Securities Inc., as Syndication Agent and TD Securities (USA)
               Inc., as Documentation Agent.
      (d)**    Second Amendment to the Credit Agreement, dated as of April 24,
               1998, among Fox Sports Net, LLC,FX Networks, LLC, Fox Sports RPP
               Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC andThe
               Chase Manhattan Bank, as Administrative Agent, Chase Securities
               Inc., as Syndication Agent andTD Securities (USA) Inc., as
               Documentation Agent.
      (e)****  Third Amendment to the Credit Agreement, dated as of March 9,
               1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
               RPP Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC
               and The Chase Manhattan Bank, as Administrative Agent, Chase
               Securities Inc., as Syndication Agent and TD Securities (USA)
               Inc., as Documentation Agent.
      (f)      Amended and Restated Credit Agreement dated as of July 15, 1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
               Holdings, LLC, as Borrowers and Fox Sports Networks, LLC and
               19th Holdings Corporation.
 10.12***+     Employment Agreement between Fox/Liberty Networks, LLC (f/k/a
               Liberty/Fox U.S. Sports LLC) and Jeff Shell, dated February 4,
               1998.
 10.13+        Employment Agreement between Fox Channels Services, LLC and
               Louis LaTorre, dated effective July 1, 1999.
 10.14+        Employment Agreement between Fox Sports Net, LLC and Robert L.
               Thompson, dated effective June 1, 1999.
 10.15****+    Employment Agreement between Fox/Liberty Networks, LLC and Tracy
               Dolgin, dated February 12, 1999.
 10.16(a)***++ Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for
               Management and Key Employees, Effective as of May 1, 1996.
      (b)++    Form of Amendment to Fox Sports Networks, LLC Equity
               Appreciation Rights Plan for Management and Key Employees,
               Effective as of June 30, 1999.
 27            Financial Data Schedule.

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

                                          FOX SPORTS NETWORKS, LLC
Dated: November 8, 1999
                                                    /s/ Jeff Shell
                                          By: _________________________________
                                                       Jeff Shell
                                                        President
                                              (Principal Executive Officer)

                                                  /s/ Dennis Farrell
                                          By: _________________________________
                                                     Dennis Farrell
                                             Senior Vice President, Finance
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

               Signature                            Title                    Date
               ---------                            -----                    ----

  Fox Regional Sports Holdings, Inc.    Member of Fox Sports           November 8, 1999
                                        Networks, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

Fox Regional Sports Holdings II, Inc.  Member of Fox Sports           November 8, 1999
                                       Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

  Fox Sports Net Financing, LLC        Member of Fox Sports           November 8, 1999
                                       Networks, LLC

By: Fox Regional Sports Holdings II,   Member of Fox Sports Net       November 8, 1999
Inc.                                   Financing, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

  By: Fox Entertainment Group, Inc.    Member of Fox Sports Net       November 8, 1999
                                       Financing, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

                            FOX SPORTS NETWORKS, LLC

                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fox Sports Networks, LLC
  Consolidated Financial Statements.......................................  F-2
  Report of Independent Public Accountants................................  F-3
  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998
   and 1997...............................................................  F-4
  Consolidated Statements of Operations for the six months ended June 30,
   1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996................................................  F-5
  Consolidated Statements of Members' Equity for the six months ended June
   30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996.........................................  F-6
  Consolidated Statements of Cash Flows for the six months ended June 30,
   1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
Liberty Sports, Inc. and subsidiaries--Domestic Operations
  Financial Statements.................................................... F-23
  Independent Auditors' Report............................................ F-24
  Combined Statement of Operations and Equity for the period January 1,
   1996 to April 29, 1996................................................. F-25
  Combined Statement of Cash Flows for the period January 1, 1996 to April
   29, 1996............................................................... F-26
  Notes to Combined Financial Statements.................................. F-27
FX Networks, LLC
  Financial Statements.................................................... F-31
  Report of Independent Public Accountants................................ F-32
  Statements of Operations for the periods ended April 29, 1996........... F-33
  Statements of Cash Flows for the periods ended April 29, 1996........... F-34
  Notes to Financial Statements........................................... F-35
Financial Statement Schedules
  Report of Independent Public Accountants on Schedules...................  S-2
  Schedule I--Balance Sheets as of June 30, 1999 and December 31, 1998 and
   1997...................................................................  S-3
  Schedule I--Statements of Operations for the six months ended June 30,
   1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996................................................  S-4
  Schedule I--Statements of Cash Flows for the six months ended June 30,
   1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996................................................  S-5
  Schedule I--Notes to Condensed Financial Statements.....................  S-6
  Schedule II--Valuation and Qualifying Accounts for the six months ended
   June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996.........................................  S-7

                            FOX SPORTS NETWORKS, LLC

                       CONSOLIDATED FINANCIAL STATEMENTS

               As of June 30, 1999 and December 31, 1998 and 1997

                 With Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Fox Sports Networks, LLC:

We have audited the accompanying consolidated balance sheets of Fox Sports Networks, LLC and subsidiaries, a Delaware limited liability company (the "Company") as of June 30, 1999 and December 31, 1998 and 1997, and the related consolidated statements of operations, members' equity and cash flows for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Sports Networks, LLC and subsidiaries as of June 30, 1999 and December 31, 1998 and 1997, and the results of their operations and their cash flows for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
September 17, 1999

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                          CONSOLIDATED BALANCE SHEETS
                               June 30, 1999 and
                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                                             December 31,
                                               June 30,  ---------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents.................. $   59,145 $   42,918 $   49,560
  Trade and other receivables, net of
   allowance for doubtful accounts of
   $21,925, $9,324 and $1,714 at June 30,
   1999, December 31, 1998 and 1997..........    164,739    138,139    136,661
  Receivables from equity affiliates, net....     43,892     33,577     37,858
  Program rights.............................    106,790     88,620     50,373
  Notes receivable, current..................      1,935      1,928      3,376
  Prepaid expenses and other current assets..     13,968      9,939      7,886
                                              ---------- ---------- ----------
    Total current assets.....................    390,469    315,121    285,714
Property and equipment, net..................     53,794     49,306     42,027
Investments in equity affiliates.............    856,948    871,432    850,201
Note receivable, long-term...................         12         24      4,432
Program rights...............................    103,567    106,459     78,110
Excess cost, net.............................    493,965    521,133    514,608
Other assets.................................     33,743     28,460     42,666
                                              ---------- ---------- ----------
    Total Assets............................. $1,932,498 $1,891,935 $1,817,758
                                              ========== ========== ==========

       LIABILITIES AND MEMBERS' EQUITY
       -------------------------------
Current liabilities:
  Accounts payable and accrued expenses...... $  195,961 $  164,329 $  176,241
  Program rights payable.....................     73,061     56,651     23,232
  Current portion of long-term debt..........     13,253     15,450     80,216
  Accrued interest...........................     18,903     24,833     17,413
  Other current liabilities..................      9,168     13,806     11,515
                                              ---------- ---------- ----------
    Total current liabilities................    310,346    275,069    308,617
Non-current program rights payable...........     96,021    123,581    110,693
Long-term debt, net of current portion.......  1,488,178  1,401,891  1,246,291
Minority interest............................      2,207      1,191       (114)
Commitments and contingencies................
Members' equity..............................     35,746     90,203    152,271
                                              ---------- ---------- ----------
    Total Liabilities and Members' Equity.... $1,932,498 $1,891,935 $1,817,758
                                              ========== ========== ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Periods Ended June 30, 1999
                      and December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                              Six months  Year ended   Year ended  April 30 to
                              ended June December 31, December 31, December 31,
                               30, 1999      1998         1997         1996
                              ---------- ------------ ------------ ------------
Revenues:
  Programming................  $171,085    $301,734     $226,469    $  85,288
  Advertising................    95,583     160,499      117,874       37,685
  Direct broadcast...........    56,725     121,759       91,663        5,711
  Infomercial................    12,735      23,270       16,420        4,261
  Other......................    28,125      47,932       19,366       11,847
                               --------    --------     --------    ---------
                                364,253     655,194      471,792      144,792
                               --------    --------     --------    ---------
Expenses:
  Operating..................   296,059     485,276      420,888      197,445
  General and
   administrative............    39,264      90,662       65,558       31,609
  Depreciation and
   amortization..............    12,239      21,662       18,968        8,507
                               --------    --------     --------    ---------
                                347,562     597,600      505,414      237,561
                               --------    --------     --------    ---------
Operating income (loss)......    16,691      57,594      (33,622)     (92,769)
                               --------    --------     --------    ---------

Other (income) expenses:
  Interest, net..............    54,781     110,425       34,142        3,819
  Subsidiaries' income tax
   expense (benefit), net....       233       1,456       (1,590)       3,437
  Loss on sale of assets.....     2,767         121          --         4,913
  Equity loss of affiliates,
   net.......................    11,160       5,913        9,018       12,024
  Other......................       471      (1,478)         401          --
  Minority interest..........     1,736       3,225        2,864          187
                               --------    --------     --------    ---------
                                 71,148     119,662       44,835       24,380
                               --------    --------     --------    ---------
Net loss.....................  $(54,457)   $(62,068)    $(78,457)   $(117,149)
                               ========    ========     ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                      For the Periods Ended June 30, 1999
                      and December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                LMC      Liberty/Fox    Fox Regional   Total
                               Newco        Sports         Sports     Members'
                              US, Inc.  Financing, LLC Holdings, Inc.  Equity
                              --------  -------------- -------------- --------
BALANCE, APRIL 30, 1996...... $  8,000     $243,577       $96,300     $347,877
 (representing the initial
  contributions of the
  members)
  Net loss...................  (36,132)     (44,885)      (36,132)    (117,149)
                              --------     --------       -------     --------
BALANCE, DECEMBER 31, 1996...  (28,132)     198,692        60,168      230,728
  Net loss...................  (24,199)     (30,059)      (24,199)     (78,457)
                              --------     --------       -------     --------
BALANCE, DECEMBER 31, 1997...  (52,331)     168,633        35,969      152,271
  Net loss...................  (19,144)     (23,780)      (19,144)     (62,068)
                              --------     --------       -------     --------
BALANCE, DECEMBER 31, 1998...  (71,475)     144,853        16,825       90,203
  Net loss...................  (16,796)     (20,865)      (16,796)     (54,457)
                              --------     --------       -------     --------
BALANCE, JUNE 30, 1999....... $(88,271)    $123,988       $    29     $ 35,746
                              ========     ========       =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the Periods Ended June 30, 1999
                      and December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                              Six months  Year ended   Year ended  April 30 to
                              ended June December 31, December 31, December 31,
                               30, 1999      1998         1997         1996
                              ---------- ------------ ------------ ------------
Cash flows from operating
 activities:
  Net loss...................  $(54,457)   $(62,068)   $  (78,457)  $(117,149)
  Adjustments to reconcile
   net loss to net cash
   (used in) provided by
   operating activities:
    Additional amortization
     of program rights.......       --          --            --       80,000
    Depreciation and
     amortization............    12,239      21,662        18,968       8,507
    Interest accretion and
     amortization of debt
     issuance costs..........    15,660      29,868         9,431         --
    Loss on sale of assets...     2,767         121           --        4,913
    Equity loss of
     affiliates..............    11,160       5,913         9,018      12,024
    Minority interest........     1,736       3,225         2,864         187
  Changes in operating assets
   and liabilities:
    Trade and other
     receivables.............   (13,441)     (1,373)      (47,296)     (8,029)
    Program rights...........   (16,578)    (65,871)      (77,266)     (3,205)
    Prepaid expenses and
     other operating assets..    (7,130)     (4,812)      (10,715)       (239)
    Accounts payable and
     accrued expenses........    37,417     (14,529)       51,462      33,939
    Program rights payable...   (10,872)     46,278        26,749      (1,149)
    Other operating
     liabilities.............   (10,568)      9,553        18,517       4,512
                               --------    --------    ----------   ---------
      Net cash (used in)
       provided by operating
       activities............   (32,067)    (32,033)      (76,725)     14,311
                               --------    --------    ----------   ---------
Cash flows from investing
 activities:
  Advances from equity
   affiliates................     3,883      96,084       102,497      56,666
  Advances to equity
   affiliates................   (14,198)    (92,913)     (106,555)    (78,651)
  Notes receivable collected
   from (issued to)
   third parties.............    16,005       5,856           540      (1,700)
  Purchases of property and
   equipment.................    (9,942)    (14,665)      (31,321)    (11,202)
  Distributions from equity
   affiliates................     6,752      40,051         4,704         563
  Investments in equity
   affiliates................   (23,063)    (67,671)     (857,325)     (4,046)
  Purchase of program rights
   and related assets........       --          --        (45,000)        --
  Acquisition of FIT TV, net
   of cash acquired..........       --       (3,618)          --          --
  Proceeds from sale of
   investment................       --          900           --          --
  Cash sold upon sale of
   merchandising assets......       --          --            --         (429)
                               --------    --------    ----------   ---------
      Net cash used in
       investing activities..   (20,563)    (35,976)     (932,460)    (38,799)
                               --------    --------    ----------   ---------
Cash flows from financing
 activities:
  Cash overdraft, included in
   accounts payable..........       --          --            --        2,133
  Borrowings of long-term
   debt......................    92,000     155,000     1,720,078      48,448
  Repayment of long-term
   debt......................   (22,423)    (91,713)     (648,960)    (24,800)
  Deferred debt issuance
   costs.....................       --          --        (18,357)        --
  Distribution to minority
   shareholder of
   subsidiary................      (720)     (1,920)       (1,980)       (600)
                               --------    --------    ----------   ---------
      Net cash provided by
       financing activities..    68,857      61,367     1,050,781      25,181
                               --------    --------    ----------   ---------
Net increase (decrease) in
 cash and cash equivalents...    16,227      (6,642)       41,596         693
Cash and cash equivalents,
 beginning of period.........    42,918      49,560         7,964       7,271
                               --------    --------    ----------   ---------
Cash and cash equivalents,
 end of period...............  $ 59,145    $ 42,918    $   49,560   $   7,964
                               ========    ========    ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                            (Dollars in thousands)

(1) Organization

  Fox Sports Networks, LLC (formerly Fox/Liberty Networks, LLC), a Delaware limited liability company, (together with its subsidiaries, the "Company") was formed in April 1996, to own and operate programming services featuring predominantly sports and sports related programming, as well as a national general entertainment programming service.

  The Company's members as of June 30, 1999 and December 31, 1998 and 1997, were:

                                                                       Interest
                                                                       --------
   Fox Regional Sports Holdings, Inc. ("FRSH") ......................   30.843%
    (a wholly-owned subsidiary of Fox Entertainment Group, Inc.
    ("Fox"), a majority owned subsidiary of News America Incorporated
    ("NAI"), a wholly-owned subsidiary of The News Corporation
    Limited "TNCL")
   LMC Newco U.S., Inc. ("LMCI").....................................   30.843%
    (a wholly-owned subsidiary of Liberty Sports, Inc. ("LSI"), a wholly-owned subsidiary of Liberty Media Corporation ("LMC"))
   Liberty/Fox Sports Financing, LLC.................................   38.314%
                                                                       -------
    (50% owned by each of LMCI and NAI)
                                                                       100.000%
                                                                       =======

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

  In July 1999, TNCL acquired substantially all of Liberty Sports, Inc.'s interest in the Company and transferred the interest acquired to Fox in exchange for common stock (See Note 13).

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. and affiliates ("ARC") by Liberty/Fox ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated.

  In September 1997, Fox Sports Detroit, LLC, a majority-owned subsidiary of the Company, was formed for the purpose of providing sports and sports related programming in the Detroit, Michigan area (See Note 3(e)).

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

  At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

  The Company and its predecessor, Liberty Sports, Inc., have entered into or committed to contracts for program rights to telecast college football and Major League Baseball games, respectively. In 1996, the Company performed an in-depth evaluation and determined that these contracts would produce losses over the term of the

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)

respective contracts. Accordingly, the Company and its affiliates recorded $109,000 in additional amortization related to these contracts during the period from inception (April 30, 1996) to December 31, 1996.

 (d) Property and Equipment

  Property and equipment are stated at cost, which includes acquisition costs allocated to tangible assets acquired. Depreciation for financial statement purposes is provided using the straight-line method over an estimated useful life of three to five years.

 (e) Other Assets

  At June 30, 1999 and December 31, 1998 and 1997 other assets included $16,342, $17,063 and $17,896, respectively, of debt issuance costs related to the issuance of Senior Notes and Senior Discount Notes (the "Notes"--See Note 7(c)) and $4,639, $4,989 and $5,391, respectively, of debt issuance costs related to a credit facility with a group of banks (the "Credit Agreement"-- See Note 7(b)). These costs are amortized using the effective interest method over the term of the respective debt instrument. Amortization expense was $1,147, $2,321 and $461 in the aggregate for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, respectively, and is included in interest expense.

 (f) Investments in Affiliates

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

 (g) Excess Cost

  Excess cost represents the difference between the cost of acquiring programming entities and amounts assigned to their tangible and intangible assets. Such amounts are amortized on a straight-line basis over 40 years. Amortization expense was $7,037, $14,300, $11,776 and $5,241 for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively. At June 30, 1999 and December 31, 1998 and 1997, excess cost, net included accumulated amortization of $92,813, $86,470 and $72,170, respectively.

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

 (h) Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121") on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)

to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the SFAS 121 from inception (April 30, 1996). See Note 2(g) for the policy on excess cost.

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


 (j) Non-Monetary Transactions

  The Company trades commercial advertising spots in return for other services, primarily programming. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $0, $4,173, $8,539 and $2,512 in both advertising revenue and programming expenses during the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

 (k) Income Taxes

  No provision has been made for federal, state or foreign income taxes, as the liability for such income taxes is the responsibility of the members.

 (l) Segment Reporting

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131") on the disclosure of segments of an enterprise. SFAS 131 establishes guidelines for determining operating segments within public business enterprises. Based on these guidelines the Company reports information under a single cable programming segment. The Company adopted SFAS 131 as of January 1, 1998.

 (m) Major Customers

  The Company recognized revenue from one customer which represented 11.8%, 14.3%, 18.1% and 34.6% of consolidated revenues for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

 (n) Use of Estimates

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the period from inception (April 30, 1996) to December 31, 1996 are as follows:

                                    Acquisition            Disposal       Total
                             -------------------------  ---------------  --------
                             Prime Sports
                             Northwest(a) SportSouth(b) Merchandising(c)
                             ------------ ------------  ---------------
   Fair value of net assets
    acquired/(disposed):
     Cash..................    $ 1,328      $  3,626        $  (429)     $  4,525
     Accounts receivable...      4,663        10,691           (600)       14,754
     Prepaid program
      rights...............        425           --             --            425
     Prepaid expenses and
      other current
      assets...............        304            84            (10)          378
     Inventory.............        --            --          (3,064)       (3,064)
     Investment............        --         (2,135)           --         (2,135)
     Excess cost...........        --            --          (5,771)       (5,771)
     Other assets..........         46           102           (105)           43
     Property and
      equipment, net.......      2,832           259         (1,064)        2,027
     Notes receivable......         40           --             --             40
     Accounts payable and
      accrued expenses.....       (809)       (1,640)         2,330          (119)
     Program rights
      payable..............        (91)          --             --            (91)
     Notes payable.........        --        (18,002)           --        (18,002)
                               -------      --------        -------      --------
                                 8,738        (7,015)        (8,713)       (6,990)
   Less: existing
    investment in
    affiliates.............     (6,427)          471            --         (5,956)
                               -------      --------        -------      --------
                                 2,311        (6,544)        (8,713)      (12,946)
   Satisfied by:
     Cash..................     (9,000)          --             --         (9,000)
     Note payable..........        --        (65,334)           --        (65,334)
     Note receivable.......        --            --           3,800         3,800
                               -------      --------        -------      --------
   Subtotal................        --            --             --        (83,480)
                               -------      --------        -------      --------
   Excess cost.............    $(6,689)     $(71,878)                    $(78,567)
                               =======      ========                     ========
   Loss on sale............                                 $(4,913)     $ (4,913)
                                                            =======      ========

--------
(a) In July 1996, the Company paid $9,000 to Viacom, Inc. to purchase an additional 40% interest in its affiliate, Prime Sports Northwest Network. Subsequent to the purchase, Prime Sports Northwest Network was consolidated with the Company. Had the additional 40% interest been acquired at inception (April 30, 1996), the consolidated pro forma revenue and income would have increased by $5,886 and $648, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1997(e) (f) is as follows:

                                                                      ARC Ltd(d)
                                                                      ----------
   Fair value of net assets acquired:
     Cash............................................................  $   --
     Accounts receivable.............................................   26,793
     Prepaid program rights..........................................    4,764
     Prepaid expenses and other current assets.......................   19,249
     Investment......................................................    6,739
     Excess cost.....................................................  103,806
     Other assets....................................................      305
     Property and equipment, net.....................................   11,818
     Notes receivable................................................    6,869
     Accounts payable and accrued expenses...........................  (25,520)
     Program rights payable..........................................   (3,522)
     Unearned revenue................................................   (4,744)
     Notes payable...................................................  (49,000)
                                                                       -------
                                                                        97,557
   Satisfied by:
     Original investment.............................................  (97,557)
                                                                       -------
   Excess cost.......................................................  $    --
                                                                       =======

--------
(d) In March 1997, Liberty/Fox ARC LP, an affiliate of the Company, paid $40,000 to Group W to purchase the remaining 12.78% interest in Affiliated Regional Communications, LTD and Affiliates ("ARC"). This transaction resulted in Liberty/Fox ARC LP recording $25,785 in excess costs. In conjunction with this transaction, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP. Subsequent to the purchase, the consolidated subsidiaries of ARC were consolidated with the Company (see Note 2(a)). Had the additional 12.78% interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997 and April 30, 1996 with respect to the eight months ended December 31, 1996, the pro forma consolidated revenue would have increased by $29,913 and $107,531, respectively, and pro forma consolidated income would have increased by $372 and $482, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1998 is as follows:

                                                                       Fit TV(g)
                                                                       ---------
   Book value of net assets acquired:
     Cash.............................................................  $   132
     Accounts receivable..............................................      650
     Prepaid program rights...........................................      725
     Prepaid expenses.................................................      200
     Property and equipment, net......................................       11
     Other assets.....................................................      156
     Accounts payable and accrued expenses............................   (3,762)
     Program rights payable...........................................      (29)
     Other current liabilities........................................     (158)
                                                                        -------
                                                                         (2,075)
   Satisfied by:
     Cash.............................................................   18,750
                                                                        -------
   Excess cost........................................................  $20,825
                                                                        =======

--------
(g) In April 1998, the Company completed the acquisition of Fit TV Partnership, with an effective date as of January 1, 1998, in which the Company paid $15,000 to Cable Health TV, Inc. in 1997 and $1,875 each to Reebok CHC, Inc. and Liberty CHC, Inc., representing 100% capital interest and a 92% profit interest in Fit TV Partnership, and accordingly, has been consolidated with the Company. An 8% minority profit interest in Fit TV Partnership was acquired by a third party. Had the capital interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997, and April 30, 1996 with respect to the eight months ended December 31, 1996, the pro forma revenue would have increased by $4,074 and $2,855, respectively, and net loss would have increased by $7,561 and $4,429, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the six months ended June 30, 1999 (i) is as follows:

                                                                      Fit TV(h)
                                                                      ---------
   Book value of net assets disposed:
     Accounts receivable............................................. $ (1,341)
     Prepaid program rights..........................................   (1,300)
     Prepaid expenses and other current assets.......................     (274)
     Property and equipment, net.....................................      (57)
     Excess cost.....................................................  (20,131)
     Other assets....................................................      (32)
     Accounts payable and accrued expenses...........................    5,785
     Program rights payable..........................................      278
                                                                      --------
                                                                       (17,072)
   Satisfied by:
     Receivable......................................................   14,500
                                                                      --------
   Loss on sale...................................................... $ (2,572)
                                                                      ========

--------
(h) In May 1999, the Company recorded a receivable from an affiliate of Fox in connection with the sale of Fit TV Partnership.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


(i) In April 1999, the Company received notes receivable of $19,635 as a distribution from Liberty/Fox KBL LP.

  Cash paid for interest was $46,426, $76,154, $24,848 and $5,330 for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

(4) Related Party Transactions

  For the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of LSI and Fox :

                                 Six
                                months
                                ended    Year ended   Year ended  April 30 to
                               June 30, December 31, December 31, December 31,
                                 1999       1998         1997         1996
                               -------- ------------ ------------ ------------
   Revenue:
     Programming.............. $43,521    $93,922      $92,244      $23,229
     Advertising..............     895      1,523        3,183          326
     Direct broadcast.........     --         --         2,082        5,711
     Interest income..........     165        351        2,719          108
     Other....................  14,240     19,606          --         3,358
   Expenses:
     Operating................  31,997     62,216       65,736       12,631
     General and
      administrative..........   3,202      2,775        4,156        2,340
     Interest expense.........     --          25        1,570          293

  At June 30, 1999 and December 31, 1998 and 1997, receivables from related parties were $23,012, $19,962 and $29,293, respectively, and payables to related parties were $7,690, $19,631 and $21,476, respectively.

  The Company has a non exclusive, royalty-free license from affiliates of Fox to use the "FOX" brand name and certain related artwork in connection with the Company's business.

(5) Property and Equipment

  Property and equipment at June 30, 1999 and December 31, 1998 and 1997 consisted of the following:

                                             June 30,  December 31, December 31,
                                               1999        1998         1997
                                             --------  ------------ ------------
   Studio and production equipment.......... $ 55,832    $ 50,455     $ 26,847
   Office equipment.........................   17,986      16,733       14,823
   Construction in progress.................   16,164      13,603       21,357
   Other....................................    4,200       4,365        5,614
                                             --------    --------     --------
                                               94,182      85,156       68,641
   Accumulated depreciation.................  (40,388)    (35,850)     (26,614)
                                             --------    --------     --------
                                             $ 53,794    $ 49,306     $ 42,027
                                             ========    ========     ========

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


(6) Investments Accounted for Under the Equity Method

(a) Significant Subsidiaries

  Summarized unaudited financial information for significant subsidiaries, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                          Combined Financial Position

                                             June 30,  December 31, December 31,
                                               1999        1998         1997
                                            ---------- ------------ ------------
Current assets............................. $  395,827  $  523,347   $  584,433
Non-current assets.........................  1,857,925   1,883,399    1,820,560
                                            ----------  ----------   ----------
Total assets............................... $2,253,752  $2,406,746   $2,404,993
                                            ==========  ==========   ==========

Current liabilities........................ $  246,878  $  356,004   $  400,986
Non-current liabilities....................    634,259     573,111      588,881
Minority interest..........................        --       64,117      129,495
Members' equity............................  1,372,615   1,413,514    1,285,631
                                            ----------  ----------   ----------
Total liabilities and equity............... $2,253,752  $2,406,746   $2,404,993
                                            ==========  ==========   ==========

                              Combined Operations

                            Six months ended  Year ended   Year ended  April 30 to
                                June 30,     December 31, December 31, December 31,
                                  1999           1998         1997         1996
                            ---------------- ------------ ------------ ------------
   Revenue.................     $454,885       $783,156     $66,167      $125,373
   Operating (loss)
    income.................      (27,904)       (65,062)    (24,647)       14,270
   Net (loss) income.......      (21,634)       (29,834)    (24,663)        7,205

  Liberty/Fox ARC LP was formed on April 30, 1996 and was accounted for under the equity method for the period until March 1997. In March 1997, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP and, subsequent to this event, the consolidated subsidiaries of ARC were consolidated with the Company.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                             (Dollars in thousands)


 (b) Unconsolidated Affiliates

  The following table reflects the Company's ownership interests in majority and minority owned affiliates as of:

                                             June 30, December 31, December 31,
                   Entity                      1999       1998         1997
                   ------                    -------- ------------ ------------
Majority Owned Affiliates
  Liberty/Fox Chicago LP....................   98.0%      98.0%        98.0%
  Liberty/Fox KBL LP........................   60.0%      60.0%        60.0%
  Liberty/Fox Bay Area LP...................   98.0%      98.0%        98.0%
  Liberty/Fox Upper Midwest LP..............   98.0%      98.0%        98.0%
  Liberty/Fox Distribution LP...............   98.0%      98.0%        98.0%
Minority Owned Affiliates
  LMC Sunshine Inc. ........................   48.5%      48.5%        48.5%
  Cable Ad Partners-cost method.............    0.0%       0.0%         8.0%
  Sunshine Network Joint Venture............   49.0%      49.0%        49.0%
  Prime Sports Network-Upper Midwest Joint
   Venture..................................   33.0%      33.0%        33.0%
  Home Team Sports Limited Partnership......   34.3%      34.3%        34.3%
  Prime Sports Channel Prism Associates.....    0.0%       0.0%        33.3%
  Mountain Mobile TV........................   33.3%      33.3%        33.3%
  Regional Programming Partners.............   40.0%      40.0%        40.0%
  National Sports Partners..................   50.0%      50.0%        50.0%
  National Advertising Partners.............   50.0%      50.0%        50.0%
  CTV Sports Net............................   20.0%      20.0%         0.0%
  Carolina Hurricanes Programming Joint
   Venture..................................   33.3%      33.3%         0.0%

  The following table reflects the carrying value of the Company's investments accounted for under the equity method and the Company's equity in earnings (losses) of its majority and minority owned affiliates:

                                                         Investment
                                             -----------------------------------
                                             June 30,  December 31, December 31,
                    Entity                     1999        1998         1997
                    ------                   --------  ------------ ------------
   Majority Owned Affiliates................ $(21,163)   $ (7,734)    $(20,845)
   Minority Owned Affiliates................  878,111     879,166      871,046
                                             --------    --------     --------
                                             $856,948    $871,432     $850,201
                                             ========    ========     ========

                                          Equity in Earnings (Losses)
                            -------------------------------------------------------
                            Six months ended  Year ended   Year ended  April 30 to
                                June 30,     December 31, December 31, December 31,
            Entity                1999           1998         1997         1996
            ------          ---------------- ------------ ------------ ------------
   Majority Owned
    Affiliates.............     $  6,205       $ 13,111     $(2,288)     $(17,163)
   Minority Owned
    Affiliates.............      (17,365)       (19,024)     (6,730)        5,139
                                --------       --------     -------      --------
                                $(11,160)      $ (5,913)    $(9,018)     $(12,024)
                                ========       ========     =======      ========

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


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

  The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $332,988, $334,096 and $342,302 at June 30, 1999 and December 31, 1998 and 1997, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated $4,777, $7,876, $1,025 and $574 during the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively, and is included in the Company's share of equity loss of affiliates.

(7) Debt

  Debt at June 30, 1999 and December 31, 1998 and 1997 is summarized as follows:

                                           June 30,   December 31, December 31,
                                             1999         1998         1997
                                          ----------  ------------ ------------
   Turner Note Payable(a)................ $      --    $      --    $   65,334
   Chase Manhattan Bank--Term(b).........    400,000      400,000      400,000
   Chase Manhattan Bank--Revolver(b).....    277,000      205,000       60,000
   Senior Notes(c).......................    500,000      500,000      500,000
   Senior Discount Notes(c)..............    300,786      286,878      260,828
   Other.................................     23,645       25,463       40,345
                                          ----------   ----------   ----------
                                           1,501,431    1,417,341    1,326,507
   Less current portion..................    (13,253)     (15,450)     (80,216)
                                          ----------   ----------   ----------
                                          $1,488,178   $1,401,891   $1,246,291
                                          ==========   ==========   ==========

  Annual future minimum maturities of debt are as follows:

   Year ending June 30:
     2000............................................................ $   13,253
     2001............................................................      2,471
     2002............................................................      2,636
     2003............................................................      2,813
     2004............................................................      2,473
     Thereafter......................................................  1,477,785
                                                                      ----------
                                                                      $1,501,431
                                                                      ==========

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

(b) On December 15, 1997, Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC (together, the "Co-Borrowers"), entered into a credit agreement (the "Credit Agreement") with a group of banks. In July 1999, 19th Holdings Corporation, (a wholly-owned subsidiary of Fox) acquired the debt

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                             (Dollars in thousands)

    outstanding under the Credit Agreement and assumed the rights and obligations of the group of banks thereunder. The Company and 19th Holdings Corporation subsequently amended and restated the Credit Agreement and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Agreement"). The 19th Agreement provides for a $400,000 term loan and a $400,000 revolving credit facility ("the Facilities"). Borrowings under the Facilities are guaranteed by the Company, the Co-Borrowers and certain subsidiaries of Fox Sports Net, LLC and are secured by substantially all of the assets of the Company. Borrowings under the facilities bear interest at a fixed rate determined on an annual basis by 19th Holdings Corporation. 19th Holdings Corporation has determined that the rate of interest on this debt through June 2000 shall be 8%. Amounts outstanding under the revolving credit facility and principal under the term loan are due September 30, 2004.

(c) In August 1997, Fox Sports Networks, LLC (formerly Fox/Liberty Networks,
    LLC) (the "Issuer") privately sold $500,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction (the "Offering") exempt from registration under the Securities Act of 1933, as amended ("1933 Act"). In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Issuer exchanged all of the Old Notes for new notes (the "Notes") which were registered by the Issuer under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Issuer received no proceeds from the issuance of the Notes in the Exchange Offer. Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. Interest accretes to principal prior to the commencement of interest payments. At June 30, 1999 and December 31, 1998 and 1997 the unamortized discount on the Senior Discount Notes was $104,214, $118,122, and $144,669, respectively. Interest expense, resulting from the amortization of the discount, was $13,908, $26,547, and $8,053 for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997, respectively. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Notes are unsecured.

  Interest expense was $56,052, $112,961, $49,183 and $4,235 for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively. Interest income was $1,271, $2,536, $15,041 and $416 for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

(8) Additional Interests Earned by Company's Members

  The Company consists of numerous limited liability companies, general and limited partnerships and corporations. The equity ownership of individual entities in the chain of entities holding interests in regional sports networks and FX Networks, LLC include interests held directly by affiliates of LSI and Fox. Generally, each regional sports network is owned by the Company through a chain of entities in which the Company has a direct or indirect interest of approximately 98%, with the remaining fractional interests being held equally by the affiliates of Fox and LSI. (See Note 13).

(9) 401(k) Plan

  During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan,

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)

participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the six months ended June 30, 1999, the years ended December 31, 1998 and 1997, the Company contributed $3,186, $4,757 and $4,013, respectively to the 401(k) Plan.

(10) Equity Appreciation Rights Plan

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the "Plan"), with an effective date of May 1, 1996. A committee was appointed by the Company to administer and interpret this Plan. The maximum number of Appreciation Rights available for grant under this plan was 300,000. The rights vest over five years and require a minimum number of hours worked per year of vesting.

  In August 1999, the Plan was amended, with an effective date of June 30, 1999, to provide that no further Appreciation Rights could be granted under the Plan after such effective date and the value of Appreciation Rights was fixed at $250 as of the effective date and as of December 31, 1998. All participants with outstanding Appreciation Rights will continue to vest over time, provided that as Appreciation Rights vest, the participant shall be deemed to have exercised their right to receive cash payments equal to the excess of $250 over the grant value of such vested Appreciation Rights.

  During 1999, the Company granted 18,000 rights at $185. During 1998, the Company granted 28,000 and 18,000 rights at $185 and $135, respectively. During 1997, the Company granted 185,100 rights at $135. The value of the 1999 and 1998 grants were based on an independent valuation and the value of the 1997 grants were based on the initial value determined by the Company's members. At June 30, 1999 and December 31, 1998 and 1997, 118,260, 118,260 and
74,040 rights had vested, respectively, with a weighted average exercise period of 6.8 years at June 30, 1999. Compensation expense was $5,150 and $13,526 with respect to vested Appreciation Rights for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

(11) Supplemental Condensed Financial Information (unaudited)

                                                       Three months Three months
                                          Six months      ended        ended
                                             ended       June 30,     June 30,
                                         June 30, 1998     1999         1998
                                         ------------- ------------ ------------
   Revenues.............................   $326,023      $192,310     $169,414
   Operating income (loss)..............     23,286       (10,425)       6,027

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


(12) Commitments and Contingencies

 (a) Operating Leases

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2010. Future minimum payments, by year, under noncancelable operating leases with a term of one year or more consist of the following at June 30, 1999:

  Year ending June 30:

     2000.............................................................. $17,162
     2001..............................................................  12,879
     2002..............................................................  10,832
     2003..............................................................  10,364
     2004..............................................................   8,605
     Thereafter........................................................  17,277
                                                                        -------
     Total minimum lease payments...................................... $77,119
                                                                        =======

  Total lease expense was approximately $15,030, $27,396, $17,137 and $7,881 for the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the period from inception (April 30, 1996) to December 31, 1996, respectively.

 (b) Long-term Program Rights Contracts

  The Company has long-term program rights contracts which require payments through 2010. Future minimum payments, including unrecorded amounts, by year, are as follows at June 30, 1999:

   Year ending June 30:
     2000........................................................... $  269,818
     2001...........................................................    219,951
     2002...........................................................    197,333
     2003...........................................................    174,129
     2004...........................................................    161,882
     Thereafter.....................................................    451,713
                                                                     ----------
     Total minimum program rights payments.......................... $1,474,826
                                                                     ==========

  The Company licenses television and feature film programming on a long-term basis from various related parties, and accordingly records a program rights asset and payable for the contractual amounts. At June 30, 1999 and December 31, 1998 and 1997, the unamortized program rights were $168,240, $150,771 and $108,672, respectively, and the program rights payable were $144,256, $134,652 and $103,444, respectively.

 (c) Litigation

  In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material effect on the Company's financial position or results of operations.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 1999
                            (Dollars in thousands)


(13) Subsequent Event

  In July 1999, TNCL acquired from LMCI substantially all of LMCI's 50% interest in the Company and its businesses. TNCL transferred the acquired interests to Fox in exchange for common stock of Fox. As a result of these transactions, Fox owns substantially all of the Company and has changed the name of the Company to Fox Sports Networks, LLC, has changed the Company's fiscal year end to coincide with that of Fox and, through 19th Holdings Corporation, has acquired the debt outstanding under the Credit Agreement (See
Note 7(b)). The Company's fiscal year has been changed from a calendar year to a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year.

           LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                              FINANCIAL STATEMENTS

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

                             FINANCIAL STATEMENTS

                       With Independent Auditors' Report

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fox Sports Networks, LLC:

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

 (e) Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

(5) Investments in Affiliates

  The following table reflects LSI Domestic's share of earnings (losses) (principally accounted for under the equity method) of each of these affiliates (amounts in thousands):

                                  Entity
                                  ------
   SportsChannel Chicago Associates ("SC-CHI").......................... $2,877
   Prime SportsChannel Network Associates............................... (2,169)
   Sunshine Network Joint Venture ("Sunshine")..........................    669
   SportsSouth Network Ltd..............................................  2,026
   Prime Sports Network--Upper Midwest Joint Venture....................    --
   SportsChannel Prism Associates.......................................    139
   Rocky Mountain Mobile TV.............................................     93
   Home Team Sports Limited Partnership ("HTS").........................    397
   SportsChannel Pacific................................................    --
   Global Music Channel................................................. (3,813)
                                                                         ------
                                                                          $ 219
                                                                         ======

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

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

  Summarized financial operating results for affiliates accounted for under the equity method is as follows:

                              Combined Operations
                            (amounts in thousands)

                                                                      January 1,
                                                                       1996 to
                                                                      April 29,
                                                                         1996
                                                                      ----------
   Revenues..........................................................  $90,170
   Operating, general and administrative expenses....................  (80,772)
   Depreciation and amortization.....................................   (1,290)
                                                                       -------
     Operating income................................................    8,108
   Interest income...................................................     (144)
   Other, net........................................................      (30)
                                                                       -------
     Net income......................................................  $ 7,934
                                                                       =======

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

   Actual income tax benefit differs from the "expected" income tax benefit for the period January 1, 1996 to April 29, 1996 (computed by applying the U.S. federal corporate tax rate of 35% to loss before income taxes) as follows (amounts in thousands):

   Computed "expected" tax benefit........................................ $334
   Minority interest in earnings of consolidated subsidiary............... (640)
   Other, net.............................................................  523
                                                                           ----
                                                                           $217
                                                                           ====

          LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS

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

To the Board of Directors of
Fox Sports Networks, LLC:

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

Los Angeles, California
August 4, 1997

                                FX NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF OPERATIONS

                      For the Periods Ended April 29, 1996
                             (Dollars in thousands)

                                                           Four         Ten
                                                       Months Ended Months Ended
                                                        April 29,    April 29,
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

(3) Related Party Transactions

  The Company recognized the following revenue and expenses as a result of arms-length transactions with related parties (amounts in thousands):

                                                   Four Months     Ten Months
                                                 Ended April 29, Ended April 29,
                                                      1996            1996
                                                 --------------- ---------------
                                                   (unaudited)
   Revenue:
     Advertising................................     $  159          $   248
   Expenses:
     Interest expense...........................      3,354            7,898
     Production.................................      7,932           23,068
     Programming fees...........................      3,604            7,695

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

                            FOX SPORTS NETWORKS, LLC

                         FINANCIAL STATEMENT SCHEDULES
                 WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Members of
Fox Sports Networks, LLC:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Fox Sports Networks, LLC (the "Company") included elsewhere in this Form 10-K and have issued our report thereon dated September 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

Los Angeles, California
September 17, 1999

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                                 BALANCE SHEETS

                               June 30, 1999 and
                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                              June 30, December 31, December 31,
                                                1999       1998         1997
                                              -------- ------------ ------------
                   ASSETS

Cash......................................... $    151   $    137     $    --
Investments in subsidiaries..................  856,045    891,006      911,489
Other assets.................................   16,342     17,063       18,083
                                              --------   --------     --------
  Total Assets............................... $872,538   $908,206     $929,572
                                              ========   ========     ========
       LIABILITIES AND MEMBERS' EQUITY

Accrued liabilities.......................... $ 36,006   $ 31,125     $ 16,473
Long-term debt...............................  800,786    786,878      760,828
Members' equity..............................   35,746     90,203      152,271
                                              --------   --------     --------
  Total Liabilities and Members' Equity...... $872,538   $908,206     $929,572
                                              ========   ========     ========


 The accompanying notes are an integral part of these combined balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF OPERATIONS

                      For the Periods Ended June 30, 1999,
                      and December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                           Six months    Year ended   Year ended  April 30 to
                         ended June 30, December 31, December 31, December 31,
                              1999          1998         1997         1996
                         -------------- ------------ ------------ ------------
Interest expense, net...    $ 36,817      $ 71,783     $ 12,914    $     --
Other expenses..........       5,150        13,531          --           --
Equity in (income) loss
 of subsidiaries........      12,490       (23,246)      65,543      117,149
                            --------      --------     --------    ---------
Net loss................    $(54,457)     $(62,068)    $(78,457)   $(117,149)
                            ========      ========     ========    =========



    The accompanying notes are an integral part of these condensed financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF CASH FLOWS

                      For the Periods Ended June 30, 1999,
                      and December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                            Six months    Year ended   Year ended  April 30 to
                          ended June 30, December 31, December 31, December 31,
                               1999          1998         1997         1996
                          -------------- ------------ ------------ ------------
Cash flows from
 operating activities:
 Net loss...............     $(54,457)     $(62,068)    $(78,457)   $(117,149)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:
  Interest accretion....       13,908        26,050        8,550          --
  Equity in (income)
   loss of affiliates...       12,490       (23,246)      65,543      117,149
 Changes in operating
  assets and
  liabilities:
  Other assets..........          721         1,020      (18,083)         --
  Accrued liabilities...        4,881        14,652       16,473          --
                             --------      --------     --------    ---------
    Net cash used in
     operating
     activities.........      (22,457)      (43,592)      (5,974)         --
                             --------      --------     --------    ---------
Cash flows from
 investing activities:
 Distributions from
  equity affiliates.....       42,871       144,267       58,040          --
 Investments in equity
  affiliates............      (20,400)     (100,538)    (804,344)         --
                             --------      --------     --------    ---------
    Net cash provided by
     (used in) investing
     activities.........       22,471        43,729     (746,304)         --
                             --------      --------     --------    ---------
Cash flows from
 financing activities:
 Proceeds from notes....          --            --       752,278          --
                             --------      --------     --------    ---------
    Net cash provided by
     financing
     activities.........          --            --       752,278          --
                             --------      --------     --------    ---------
Net increase in cash and
 cash equivalents.......           14           137          --           --
Cash and cash
 equivalents, beginning
 of period..............          137           --           --           --
                             --------      --------     --------    ---------
Cash and cash
 equivalents, end of
 period.................     $    151      $    137     $    --     $     --
                             ========      ========     ========    =========

    The accompanying notes are an integral part of these condensed financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 June 30, 1999
                             (Dollars in thousands)

(1) Debt

  Annual future minimum maturities of debt are as follows:

   Year ending June 30:
     2000.............................................................. $    --
     2001..............................................................      --
     2002..............................................................      --
     2003..............................................................      --
     2004..............................................................      --
     Thereafter........................................................  800,786
                                                                        --------
                                                                        $800,786
                                                                        ========

(2) Commitments and Contingencies

  The Company has guaranteed certain obligations of its subsidiaries.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                         Balance at Charged to                        Balance at
                         Beginning  Costs and                           End of
                         of Period   Expenses  Deductions  Other        Period
                         ---------- ---------- ---------- -------     ----------
SIX MONTHS ENDED JUNE
 30, 1999
  Allowance for doubtful
   accounts.............  $ (9,234)  $(10,991)  $ 2,253   $(3,953)(1)  $(21,925)
  Program rights
   reserve..............   (18,727)       --     13,669       --         (5,058)
YEAR ENDED DECEMBER 31,
 1998
  Allowance for doubtful
   accounts.............    (1,714)    (9,109)    1,570       (71)(1)    (9,324)
  Program rights
   reserve..............   (38,344)       --     19,617       --        (18,727)
YEAR ENDED DECEMBER 31,
 1997
  Allowance for doubtful
   accounts.............      (957)    (1,586)    1,029      (200)(1)    (1,714)
  Program rights
   reserve..............   (80,000)       --     41,656       --        (38,344)
EIGHT MONTHS ENDED
 DECEMBER 31, 1996
  Allowance for doubtful
   accounts.............      (454)      (535)       32       --           (957)
  Program rights
   reserve..............       --     (80,000)      --        --        (80,000)

--------
(1) Represents balances from businesses sold or acquired during the period and balances transferred from other accounts.