Form 10-Q
period 1999-09-30
FOX SPORTS NETWORKS LLC
filed 1999-11-12
CIK 1048002

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                      or

   [_]  Transition report pursuant to Section 13 of 15(d) of the Securities
        Exchange Act of 1934 for transition period from        to         .

                         Commission File No. 333-38689

                             ---------------------

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


                             ---------------------


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

===============================================================================

                                    PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                     Condensed Consolidated Balance Sheets

                     September 30, 1999 and June 30, 1999
                            (Dollars in thousands)

                                                                                              September 30,     June 30,
                                                                                                   1999           1999
                                                                                              -------------     --------
                                                                                               (unaudited)
                                             Assets
Current assets:
  Cash and cash equivalents............................................................        $   16,604     $   59,145
  Trade and other receivables, net of allowance for doubtful accounts of  $27,111 at
    September 30, 1999 and $21,925 at June 30, 1999....................................           176,521        164,739
  Receivables from equity affiliates, net..............................................            18,634         43,892
  Program rights.......................................................................            93,171        106,790
  Notes receivable, current............................................................             1,935          1,935
  Prepaid expenses and other current assets............................................            18,174         13,968
                                                                                               ----------     ----------
     Total current assets..............................................................           325,039        390,469
Property and equipment, net............................................................            55,458         53,794
Investments in equity affiliates.......................................................           934,088        856,948
Note receivable, long-term.............................................................             9,671             12
Program rights.........................................................................           136,217        103,567
Excess cost, net of accumulated amortization of $96,227 at September 30, 1999 and
  $92,813 at June 30, 1999.............................................................           490,551        493,965
Other assets...........................................................................            36,343         33,743
                                                                                               ----------     ----------
     Total Assets......................................................................        $1,987,367     $1,932,498
                                                                                               ==========     ==========

                              Liabilities and Members' Equity
Current liabilities:
  Accounts payable and accrued expenses................................................        $  187,257     $  195,961
  Program rights payable...............................................................            69,836         73,061
  Current portion of long-term debt....................................................             2,806         13,253
  Accrued interest.....................................................................            16,391         18,903
  Other current liabilities............................................................            13,024          9,168
                                                                                               ----------     ----------
     Total current liabilities.........................................................           289,314        310,346
Non-current program rights payable.....................................................           126,842         96,021
Long-term debt, net of current portion.................................................         1,507,044      1,488,178
Minority interest......................................................................            24,029          2,207
Commitments and contingencies
Members' equity........................................................................            40,138         35,746
                                                                                               ----------     ----------
     Total Liabilities and Members' Equity.............................................        $1,987,367     $1,932,498
                                                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                Condensed Consolidated Statements Of Operations

             For the Three Months Ended September 30, 1999 and 1998
                             (Dollars in thousands)

                                                                                        Three Months      Three Months
                                                                                            Ended             Ended
                                                                                        September 30,     September 30,
                                                                                             1999             1998
                                                                                        -------------     -------------
                                                                                         (unaudited)       (unaudited)
Revenues:
  Programming........................................................................      $101,120          $ 77,173
  Advertising........................................................................        52,949            41,761
  Direct broadcast...................................................................        31,940            29,390
  Other..............................................................................        20,489            18,120
                                                                                           --------          --------
                                                                                            206,498           166,444
                                                                                           --------          --------
Expenses:
  Operating..........................................................................       142,882           121,766
  General and administrative.........................................................        17,612            20,203
  Depreciation and amortization......................................................         7,072             6,655
                                                                                           --------          --------
                                                                                            167,566           148,624
                                                                                           --------          --------
Operating income.....................................................................        38,932            17,820
                                                                                           --------          --------

Other (income) expenses:
  Interest, net......................................................................        30,628            27,343
  Subsidiaries' income tax (benefit) expense, net....................................           (75)              131
  Equity loss of affiliates, net.....................................................         2,044             5,820
  Other, net.........................................................................            69               (35)
  Minority interest..................................................................         1,874               930
                                                                                           --------          --------
                                                                                             34,540            34,189
                                                                                           --------          --------
Net income (loss)....................................................................      $  4,392          $(16,369)
                                                                                           ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                Condensed Consolidated Statements of Cash Flows

             For the Three Months Ended September 30, 1999 and 1998
                             (Dollars in thousands)

                                                                                        Three Months      Three Months
                                                                                            Ended             Ended
                                                                                        September 30,     September 30,
                                                                                             1999              1998
                                                                                        -------------     -------------
                                                                                         (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income (loss).................................................................       $  4,392          $(16,369)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization..................................................          7,072             6,655
     Interest accretion and amortization of debt issuance costs.....................          8,797             7,653
     Equity loss of affiliates, net.................................................          2,044             5,820
     Minority interests.............................................................          1,874               930
  Changes in operating assets and liabilities:
     Trade and other receivables....................................................        (15,357)          (16,244)
     Program rights.................................................................        (17,608)          (70,110)
     Prepaid expenses and other operating assets....................................          4,276               (77)
     Accounts payable and accrued expenses..........................................        (25,897)           10,619
     Program rights payable.........................................................         23,994            52,427
     Other operating liabilities....................................................          1,326           (20,785)
                                                                                           --------          --------
        Net cash used in operating activities.......................................         (5,087)          (39,481)
                                                                                           --------          --------
Cash flows from investing activities:
  Advances from equity affiliates...................................................          6,826            24,378
  Advances to equity affiliates.....................................................        (28,716)          (12,675)
  Notes receivable collected from third parties.....................................              2             5,201
  Notes receivable..................................................................         (9,661)               --
  Purchases of property and equipment...............................................         (4,482)           (4,916)
  Investments in equity affiliates..................................................         (6,827)           (5,601)
  Distributions from equity affiliates..............................................          5,715                50
                                                                                           --------          --------
        Net cash (used in) provided by investing activities.........................        (37,143)            6,437
                                                                                           --------          --------
Cash flows from financing activities:
  Borrowings of long-term debt......................................................         93,738            45,000
  Repayment of long-term debt.......................................................        (93,569)          (10,831)
  Distribution to minority shareholder of subsidiary................................           (480)               --
                                                                                           --------          --------
        Net cash (used in) provided by financing activities.........................           (311)           34,169
                                                                                           --------          --------
Net (decrease) increase in cash and cash equivalents................................        (42,541)            1,125
Cash and cash equivalents, beginning of period......................................         59,145            16,696
                                                                                           --------          --------
Cash and cash equivalents, end of period............................................       $ 16,604          $ 17,821
                                                                                           ========          ========
Supplemental Cash Flow disclosure:
  Cash paid for interest............................................................       $ 22,321          $ 31,658

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             Notes to Condensed Consolidated Financial Statements

                        September 30, 1999 (unaudited)
                            (Dollars in thousands)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Fox Sports Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, primarily consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2000. These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended June 30, 1999.

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

     The Company consolidates all subsidiaries in which it has a majority interest and voting control is held by either the Company or Fox Entertainment Group, Inc. ("Fox"), its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have voting control, the ownership interest is accounted for using the equity method of accounting.

     In July 1999, The News Corporation Limited acquired from Liberty Media Corporation ("Liberty") substantially all of Liberty's 50% interest in the Company and transferred that interest to Fox in exchange for common stock. In connection with this transaction, voting control of certain majority-owned subsidiaries of the Company, previously held by Liberty, has been acquired by Fox and, accordingly, these subsidiaries are consolidated for the three months ended September 30, 1999. (See Note 5.) These majority-owned subsidiaries which were previously accounted for using the equity method of accounting, are:

      Fox Sports Net Pittsburgh, LP (formerly Liberty/Fox KBL LP)
      Fox Sports Net Chicago Holdings, LLC (formerly Fox/Liberty Chicago LP) Fox Sports Net Bay Area Holdings, LLC (formerly Fox/Liberty Bay Area LP) Fox Sports Net Upper Midwest Holdings, LP (formerly Fox/Liberty Upper
        Midwest LP)
      Fox Sports Net Distribution, LP (Fox/Liberty Distribution LP)

(2)  Debt

     Debt at September 30, 1999 and June 30, 1999 is summarized as follows:

                                                                                              September 30,     June 30,
                                                                                                   1999           1999
                                                                                              -------------    ----------
                                                                                               (unaudited)
  19/th/ Holdings--Term loan...............................................................    $  400,000      $  400,000
  19/th/ Holdings--Revolver................................................................       287,891         277,000
  Senior Notes.............................................................................       500,000         500,000
  Senior Discount Notes....................................................................       308,027         300,786
  Other....................................................................................        13,932          23,645
                                                                                               ----------      ----------
                                                                                                1,509,850       1,501,431
  Less current portion.....................................................................        (2,806)        (13,253)
                                                                                               ----------      ----------
                                                                                               $1,507,044      $1,488,178
                                                                                               ==========      ==========

     In July 1999, 19/th/ Holdings Corporation ("19/th/ Holdings"), a wholly-owned subsidiary of Fox, acquired the debt outstanding under a bank facility from a group of banks, led by Chase Manhattan Bank (the "19/th/ Facility"). Borrowings under the 19/th/ Facility bear interest at a fixed rate determined on an annual basis by 19/th/ Holdings. 19/th/ Holdings has determined that the rate of interest on this debt through June 2000 shall be 8%.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

      Notes to Condensed Consolidated Financial Statements -- (Continued)

                        September 30, 1999 (unaudited)
                            (Dollars in thousands)

(3)  Summarized Financial Information

     Summarized unaudited income statement information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                       Three Months     Three Months
                                                           Ended            Ended
                                                       September 30,    September 30,
                                                           1999             1998
                                                       -------------    -------------
                                                        (unaudited)      (unaudited)
     Revenue                                              $157,362         $149,506
     Operating loss                                        (14,743)         (27,627)
     Net loss                                              (12,942)         (24,661)


(4)  Equity Appreciation Rights Plan

     In October 1997, the Company adopted the Fox Sports Networks, LLC Equity Appreciation Rights Plan for Management and Key Employees (the ''Plan''), with an effective date of May 1, 1996. In August 1999, the Plan was amended, with an effective date of June 30, 1999, to provide that no further Appreciation Rights could be granted under the Plan after such effective date and the value of Appreciation Rights was fixed at $250 as of the effective date. All outstanding Appreciation Rights will continue to vest over time, provided that as Appreciation Rights vest, the participants shall be deemed to have exercised their rights to receive cash payments equal to the excess of $250 over the grant value of such vested Appreciation Rights.

(5)  Supplemented Disclosure to Condensed Consolidated Statements of Cash Flows

     The consolidation of certain majority-owned subsidiaries previously accounted for using the equity method (see Note 1) is a non-cash investing activity that resulted in changes to various assets and liabilities on the Company's condensed consolidated balance sheet that are not reflected in the condensed consolidated statements of cash flows for the three months ended September 30, 1999. Such changes consisted of a $78,072 increase in investments in equity affiliates, a $47,148 decrease in receivables from equity affiliates, a $6,251 increase in trade and other receivables, a $17,193 increase in accounts payable and accrued expenses, a $20,428 increase in minority interest and a $446 increase in other net assets.

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Transition Report on Form 10-K for the six months ended June 30, 1999 under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors discussed in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes set forth elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Transition Report on Form 10-K for the six months ended June 30, 1999.

Introduction

     Fox Sports Networks, LLC (together with its subsidiaries, the "Company") was formed to provide cable programming through its interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and through FX Network ("FX"), a general entertainment network. The Company's interests in the sports programming business are derived through its 99% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC, while its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The Company was formed in April 1996, pursuant to a 50%/50% joint venture between Fox Entertainment Group, Inc. ("Fox"), a majority owned subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI").

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

     In July 1999, 19/th/ Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19/th/ Holdings Corporation subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19/th/ Holdings Corporation on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19/th/ Facility"). The Company currently expects that remaining availability under the 19/th/ Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

Significant Accounting Practices

   Basis of Presentation

     The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all subsidiaries in which it has a majority interest and voting control is held by either the Company or Fox, its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have voting control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial condition and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

     The following RSNs, together with Fox Sports Direct and FX Networks, LLC are consolidated in the financial statements of the Company, at September 30, 1999 and 1998: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN. The Pittsburgh RSN is consolidated in the financial statements of the Company at September 30, 1999.

     As of September 30, 1999 and 1998, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership. The Pittsburgh RSN is accounted for using the equity method of accounting at September 30, 1998.

     Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

   Three months ended September 30, 1999 as compared with the three months ended September 30, 1998

     Total revenues for the three months ended September 30, 1999 were $206.5 million, an increase of $40.1 million, or 24%, over the three months ended September 30, 1998. Programming revenue was the largest source of revenue, representing 49% of total revenue, or $101.1 million, for the three months ended September 30, 1999. Advertising and direct broadcast revenue represented 26% and 15%, respectively, of total revenue, or $52.9 million and $31.9 million, respectively, for the three months ended September 30, 1999. For the three months ended September 30, 1998, programming revenue was $77.2 million and advertising and direct broadcast revenue were $41.8 and $29.4 million, respectively, or 46%, 25% and 18%, respectively of total revenues.

     Programming and advertising revenue increased by $23.9 million and $11.2 million, respectively in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. These increases represent a 31% and 27% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of a 5% increase in subscribers at the RSNs, the continued subscriber growth of FX, which reached 43.5 million households as of September 30, 1999, a 18% increase over September 30, 1998 and a significant non-recurring affiliate rate adjustment arising from a recently completed carriage arrangement. Rate increases, primarily at the RSNs, comprised the balance of the increase between periods. The increase in advertising revenue of 27% is comprised of a 61% increase in advertising revenue by FX and a 14% increase by the RSNs. Increased total day Monday through Sunday ratings on FX, coupled with the significant increase in subscribers, resulted in a 38% increase in average audience during the three months ended September 30, 1999, as compared to the same period in the prior year. The increase in ratings is due primarily to the strengthening of the program schedule throughout all dayparts. The increased total day ratings together with increased subscribers provided the basis for the 61% increase in advertising revenue. Higher advertising revenues throughout most of the RSNs due to a 6% increase in the number of professional events and increased advertising revenues on Fox Sports News and other non-professional event programming contributed to the RSNs' 14% increase in advertising revenue in the current period.

     Operating expenses totaled $142.9 million for the three months ended September 30, 1999, representing 69% of total revenues and an increase of $21.1 million, or 17%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended September 30, 1998 totaled $121.8 million, or 73% of total revenues. Rights fees and production expenses of the RSNs increased as compared to the three months ended September 30, 1998 due to the increase in the number of professional events as described above and a write-down of entertainment program rights to net realizable value in the three months ended September 30, 1999 without a comparable charge in the prior year.

     General and administrative expenses totaled $17.6 million for the three months ended September 30, 1999, which represented 9% of total revenues. General and administrative expenses for the three months ended September 30, 1998 totaled $20.2 million, or 12% of total revenues. The primary reason for the decrease in general and administrative expenses is due to a decrease in the non-cash charge to earnings with respect to an equity appreciation rights plan between the periods .

     Depreciation and amortization expenses totaled $7.1 million and $6.7 million for the three months ended September 30, 1999 and 1998, respectively. Of these amounts, $3.8 million and $3.6 million were related to amortization of excess cost from acquisitions of programming entities consolidated with the Company.

     Interest expense for the three months ended September 30, 1999 and 1998 totaled $30.9 million and $27.3 million, respectively. The increase in interest expense is primarily due to higher interest rates on debt outstanding under the 19th Facility and additional borrowings.

     Equity loss of affiliates for the three months ended September 30, 1999 and 1998 was $2.0 million and $5.8 million, respectively. The decreased losses were primarily due to programming and advertising revenue improvements at RPP as compared to the same period in the prior year.

Liquidity and Capital Resources

     The Company's liquidity requirements arise from (i) the funding of operating losses and other general working capital needs, (ii) its strategic plan to secure national distribution for its network sports and general entertainment programming, (iii) the acquisition of programming rights, and (iv) its capital expenditure requirements.

     Net cash used in operating activities of the Company for the three months ended September 30, 1999 and 1998 was $5.1 million and $39.5 million, respectively.

     Net cash (used in) provided by investing activities of the Company for the three months ended September 30, 1999 and 1998 was ($37.1) million and $6.4 million, respectively.

     Net cash (used in) provided by financing activities for the Company for the three months ended September 30, 1999 and 1998 was ($0.3) million and $34.2 million, respectively.

     In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8 % Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4 % Senior Discount Notes due 2007 (collectively, the "Notes") through the Offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners.

     The Company has a credit facility with 19/th/ Holdings Corporation, a wholly-owned subsidiary of Fox. Borrowings under the 19/th/ Facility bear interest at a fixed rate determined on an annual basis by 19/th/ Holdings. 19/th/ Holdings has determined that the rate of interest on this debt through June 2000 shall be 8%. During the three months ended September 30, 1999, the Company incurred net borrowings of $10.9 million bringing the total amount borrowed under the 19/th/ Facility to $687.9 million as of September 30, 1999. The total unused commitment pursuant to the 19/th/ Facility was $112.1 million as of September 30, 1999.

     Future capital requirements will be substantial as the Company continues to invest in developing networks, acquire sports programming rights and explore opportunities to expand its distribution. Although no assurances can be given in this regard, the Company believes that its existing funds and the proceeds from borrowings under its credit facility, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibit is filed as part of this report:

27   Financial Data Schedule (for SEC purposes only).

(b)  Reports on Form 8-K

     The following reports on Form 8-K have been filed during the period covered by this report.

Form 8-K filed on July 27, 1999 relating to a change of control of the Company, the assignment of the Company's principal credit facility to a subsidiary of The News Corporation Limited and the change in the Company's name from Fox/Liberty Networks, LLC to Fox Sports Networks, LLC.

Form 8-K filed on August 10, 1999 relating to a change in the Company's fiscal year end.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOX SPORTS NETWORKS, LLC


Dated: November 10, 1999
                                          By: /s/ Dennis Farrell
                                              ---------------------------------
                                                      Dennis Farrell
                                              Senior Vice President, Finance
                                                (Principal Financial Officer
                                              and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
-----------

27   Financial Data Schedule (for SEC purposes only).