Form 10-Q
period 1999-12-31
FOX SPORTS NETWORKS LLC
filed 2000-02-09
CIK 1048002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended December 31, 1999.

                                      or

   [ ]  Transition report pursuant to Section 13 of 15(d) of the Securities
        Exchange Act of 1934 for transition period from           to          .

                         Commission File No. 333-38689

                             --------------------

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


                             --------------------


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

                     Condensed Consolidated Balance Sheets

                      December 31, 1999 and June 30, 1999
                            (Dollars in thousands)

                                                                                             December 31,        June 30,
                                                                                                 1999              1999
                                                                                             ------------        --------
                                                                                             (unaudited)
                                         Assets
Current assets:
  Cash and cash equivalents............................................................       $    6,550        $   59,145
  Trade and other receivables, net of allowance for doubtful accounts of $29,025 at
    December 31, 1999 and $21,925 at June 30, 1999.....................................          152,044           164,739
  Receivables from equity affiliates, net..............................................           13,565            43,892
  Program rights.......................................................................          117,364           106,790
  Notes receivable, current............................................................            1,935             1,935
  Prepaid expenses and other current assets............................................           27,429            13,968
                                                                                              ----------        ----------
     Total current assets..............................................................          318,887           390,469
Property and equipment, net............................................................           52,974            53,794
Investments in affiliates..............................................................          939,989           856,948
Note receivable, long-term.............................................................            6,501                12
Program rights.........................................................................          140,292           103,567
Excess cost, net of accumulated amortization of $99,692 at December 31, 1999 and
  $92,813 at June 30, 1999.............................................................          487,086           493,965
Other assets...........................................................................           35,603            33,743
                                                                                              ----------        ----------
     Total Assets......................................................................       $1,981,332        $1,932,498
                                                                                              ==========        ==========

                              Liabilities and Members' Equity
Current liabilities:
  Accounts payable and accrued expenses................................................       $  168,588        $  195,961
  Program rights payable...............................................................          107,435            73,061
  Current portion of long-term debt....................................................            1,231            13,253
  Accrued interest.....................................................................           17,267            18,903
  Other current liabilities............................................................           14,491             9,168
                                                                                              ----------        ----------
     Total current liabilities.........................................................          309,012           310,346
Non-current program rights payable.....................................................          131,536            96,021
Long-term debt, net of current portion.................................................        1,470,955         1,488,178
Minority interest......................................................................           22,737             2,207
Commitments and contingencies..........................................................
Members' equity........................................................................           47,092            35,746
                                                                                              ----------        ----------
     Total Liabilities and Members' Equity.............................................       $1,981,332        $1,932,498
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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                Condensed Consolidated Statements of Operations

     For the Three Months and Six Months Ended December 31, 1999 and 1998
                            (Dollars in thousands)

                                                    Three Months Ended December 31,     Six Months Ended December 31,
                                                    -------------------------------     -----------------------------
                                                        1999              1998              1999              1998
                                                      --------          --------          --------          --------
                                                     (unaudited)       (unaudited)      (unaudited)        (unaudited)
Revenues:
  Programming................................         $ 96,562          $ 76,312          $197,682          $153,485
  Advertising................................           54,904            36,605           107,853            78,366
  Direct broadcast...........................           34,584            33,400            66,524            62,790
  Other......................................           16,896            16,411            37,385            34,531
                                                      --------          --------          --------          --------
                                                       202,946           162,728           409,444           329,172
                                                      --------          --------          --------          --------
Expenses:
  Operating..................................          131,271           109,842           274,144           232,732
  General and administrative.................           18,469            29,117            36,081            49,319
  Depreciation and amortization..............           11,425             7,281            18,505            12,869
                                                      --------          --------          --------          --------
                                                       161,165           146,240           328,730           294,920
                                                      --------          --------          --------          --------
Operating income.............................           41,781            16,488            80,714            34,252
                                                      --------          --------          --------          --------

Other (income) expenses:
  Interest, net..............................           31,638            28,561            62,266            55,904
  Subsidiaries' income tax expense...........            1,448               425             1,373               556
  Equity loss of affiliates, net.............            1,666             6,493             3,710            12,257
  Other......................................              (73)           (1,519)               (3)           (1,554)
  Minority interest..........................              148               929             2,022             1,859
                                                      --------          --------          --------          --------
                                                        34,827            34,889            69,368            69,022
                                                      --------          --------          --------          --------
Net income (loss)............................         $  6,954          $(18,401)         $ 11,346          $(34,770)
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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                Condensed Consolidated Statements of Cash Flows

              For the Six Months Ended December 31, 1999 and 1998
                            (Dollars in thousands)

                                                                                                 Six Months Ended
                                                                                                   December 31,
                                                                                              1999              1998
                                                                                           -----------       -----------
                                                                                           (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income (loss).................................................................        $  11,346         $(34,770)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization..................................................           18,505           12,869
     Interest accretion and amortization of debt issuance costs.....................           46,386           15,305
     Equity loss of affiliates, net.................................................            3,710           12,257
     Minority interests.............................................................            2,022            1,859
  Changes in operating assets and liabilities:
     Trade and other receivables....................................................            9,120           13,332
     Program rights.................................................................          (45,876)         (68,041)
     Prepaid expenses and other operating assets....................................          (16,011)          (3,101)
     Accounts payable and accrued expenses..........................................          (44,566)         (38,554)
     Program rights payable.........................................................           66,287           87,842
     Other operating liabilities....................................................            3,669           (8,122)
                                                                                            ---------         --------
        Net cash provided by (used in) operating activities.........................           54,592           (9,124)
                                                                                            ---------         --------
Cash flows from investing activities:
  Advances from equity affiliates...................................................           15,919           68,450
  Advances to equity affiliates.....................................................          (32,740)         (40,012)
  Notes receivable..................................................................           (6,489)           5,233
  Purchases of property and equipment...............................................           (5,471)         (13,693)
  Investments in equity affiliates..................................................          (15,765)         (50,636)
  Distributions from equity affiliates..............................................            7,086           40,051
                                                                                            ---------         --------
        Net cash (used in) provided by investing activities.........................          (37,460)           9,393
                                                                                            ---------         --------
Cash flows from financing activities:
  Borrowings of long-term debt......................................................          178,693          105,000
  Repayment of long-term debt.......................................................         (246,500)         (77,727)
  Distribution to minority shareholder of subsidiary................................           (1,920)          (1,320)
                                                                                            ---------         --------
        Net cash (used in) provided by financing activities.........................          (69,727)          25,953
                                                                                            ---------         --------

Net (decrease) increase in cash and cash equivalents................................          (52,595)          26,222
Cash and cash equivalents, beginning of period......................................           59,145           16,696
                                                                                            ---------         --------
Cash and cash equivalents, end of period............................................        $   6,550         $ 42,918
                                                                                            =========         ========

Supplemental Cash Flow disclosure:
  Cash paid for interest                                                                    $  22,344         $ 42,111
                                                                                            =========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             Notes to Condensed Consolidated Financial Statements

                         December 31, 1999 (unaudited)
                            (Dollars in thousands)

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

      The Company consolidates all subsidiaries in which it has a majority interest and voting control is held by either the Company or Fox Entertainment Group, Inc. ("Fox"), its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of a regional sports network ("RSN"), determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have voting control, the ownership interest is accounted for using the equity method of accounting.

      In July 1999, The News Corporation Limited acquired from Liberty Media Corporation ("Liberty") substantially all of Liberty's 50% interest in the Company and transferred that interest to Fox in exchange for common stock. In connection with this transaction, voting control of certain majority-owned subsidiaries of the Company, previously held by Liberty, has been acquired by Fox and, accordingly, these subsidiaries are consolidated for the six months ended December 31, 1999 (See Note 5). These majority-owned subsidiaries which were previously accounted for using the equity method of accounting, are:

      Fox Sports Net Pittsburgh, LP (formerly Liberty/Fox KBL LP)
      Fox Sports Net Chicago Holdings, LLC (formerly Fox/Liberty Chicago LP) Fox Sports Net Bay Area Holdings, LLC (formerly Fox/Liberty Bay Area LP) Fox Sports Net Upper Midwest Holdings, LP (formerly Fox/Liberty Upper
          Midwest LP)
      Fox Sports Net Distribution, LP (formerly Fox/Liberty Distribution LP)

(2)   Reclassifications

      Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

      Notes to Condensed Consolidated Financial Statements -- (Continued)

                         December 31, 1999 (unaudited)
                            (Dollars in thousands)


(3)   Debt

      Debt at December 31, 1999 and June 30, 1999 is summarized as follows:

                                                                                              December 31,         June 30,
                                                                                                  1999               1999
                                                                                              ------------         --------
                                                                                               (unaudited)
  19/th/ Holdings--Term loan...........................................................        $  400,000         $  400,000
  19/th/ Holdings--Revolver............................................................           245,448            277,000
  Senior Notes.........................................................................           500,000            500,000
  Senior Discount Notes................................................................           315,114            300,786
  Other................................................................................            11,624             23,645
                                                                                               ----------         ----------
                                                                                                1,472,186          1,501,431
  Less current portion.................................................................            (1,231)           (13,253)
                                                                                               ----------         ----------
                                                                                               $1,470,955         $1,488,178
                                                                                               ==========         ==========

      In July 1999, 19/th/ Holdings Corporation ("19/th/ Holdings"), a wholly-owned subsidiary of Fox acquired the debt outstanding under a bank facility from a group of banks, led by The Chase Manhattan Bank (the "19/th/ Facility"). Borrowings under the 19/th/ Facility bear interest at a fixed rate determined on an annual basis by 19/th/ Holdings. 19/th/ Holdings has determined that the rate of interest on this debt through June 2000 shall be 8%.

(4)   Summarized Financial Information

      Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                Three Months Ended December 31,       Six Months Ended December 31,
                                                    1999              1998               1999              1998
                                                 -----------       -----------        -----------       -----------
                                                 (unaudited)       (unaudited)        (unaudited)       (unaudited)
Revenues.................................         $340,582          $240,386           $497,944          $389,892
Operating income (loss)..................           11,629           (22,238)            (3,114)          (49,775)
Net income (loss)........................            9,344           (13,128)            (3,598)          (37,789)

(5)   Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows

      The consolidation of certain majority-owned subsidiaries previously accounted for using the equity method (see Note 1) is a non-cash investing activity that resulted in increases to various assets and liabilities on the Company's condensed consolidated balance sheet that are not reflected in the condensed consolidated statements of cash flows for the six months ended December 31, 1999. Such increases primarily consisted of a $78,072 increase in investments in equity affiliates, a $48,148 decrease in receivables from equity affiliates and a $20,428 increase in minority interest.

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

      In July 1999, The News Corporation Limited ("News Corporation") acquired from Liberty Media Corporation ("Liberty") substantially all of Liberty's 50% interest in the Company and its businesses. News Corporation transferred the acquired interests to Fox Entertainment Group, Inc. ("Fox") in exchange for common stock of Fox.

      In connection with the acquisition of a 40% interest in Regional Programming Partners ("RPP") and the formation of National Sports Partners and National Advertising Partners, the Company and a group of banks led by Chase Manhattan Bank, amended and restated an existing credit agreement to permit borrowings by Fox Sports Net, LLC, Fox Sports RPP Holdings, LLC and FX Networks, LLC, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800.0 million (the "Bank Facility"). The Bank Facility was comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the acquisition of the interest in RPP.

      In July 1999, 19/th/ Holdings Corporation ("19/th/ Holdings"), a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19/th/ Holdings subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19/th/ Holdings on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19/th/ Facility"). The Company currently expects that remaining availability under the 19/th/ Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

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

      The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company at December 31, 1999 and 1998: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN. The Pittsburgh RSN is consolidated in the financial statements of the Company at December 31, 1999.

      As of December 31, 1999 and 1998, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partners and National Advertising Partners. The Pittsburgh RSN is accounted for using the equity method of accounting at December 31, 1998.

      Because the Company reports the results of a significant number of its unconsolidated subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

   Three months ended December 31, 1999 as compared with the three months ended December 31, 1998

      Total revenues for the three months ended December 31, 1999 were $202.9 million, an increase of $40.2 million, or 25%, over the three months ended December 31, 1998. Programming revenue was the largest source of revenue, representing 48% of total revenue, or $96.6 million, for the three months ended December 31, 1999. Advertising and direct broadcast revenue represented 27% and 17%, respectively, of total revenue, or $54.9 million and $34.6 million, respectively, for the three months ended December 31, 1999. For the three months ended December 31, 1998, programming revenue was $76.3 million and advertising and direct broadcast revenue were $36.6 and $33.4 million, respectively, or 47%, 22% and 21%, respectively, of total revenues.

      Programming and advertising revenue increased by $20.3 million and $18.3 million, respectively in the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. These increases represent a 27% and 50% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs, a 4% increase in subscribers at the RSNs, and the continued subscriber growth of FX, which reached 45.1 million households as of December 31, 1999, a 19% increase over December 31, 1998. The increase in advertising revenue of 50% is comprised of a 58% increase in advertising revenue by FX and a 44% increase by the RSNs. Increased total day Monday through Sunday ratings on FX, coupled with the increase in subscribers, resulted in a 33% increase in average audience during the three months ended December 31, 1999, as compared to the same period in the prior year. The increased total day ratings together with increased subscribers provided the basis for the significant increase in advertising revenue at FX. The RSNs generated significantly higher advertising revenues in the current period as compared to the same period in the prior year primarily due to an increase in the number of NBA events in the current period. There were no NBA events in the prior period due to the cancellation of all regular season games scheduled during this period as a result of the lockout by the NBA league owners of the players. The 1998 - 1999 NBA regular season did not commence until February 1999. In the current period, the RSNs carried in excess of 170 NBA events.

      Operating expenses totaled $131.3 million for the three months ended December 31, 1999, representing 65% of total revenues and an increase of $21.4 million, or 20%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended December 31, 1998 totaled $109.8 million, or 68% of total revenues. The increase in operating expenses in the current period is primarily due to the increase in rights fees and production expenses of the RSNs resulting from the increase in the number of NBA events as described above as well as the recognition of an advertising sales commitment shortfall.

      General and administrative expenses totaled $18.5 million for the three months ended December 31, 1999, which represented 9% of total revenues. General and administrative expenses for the three months ended December 31, 1998 totaled $29.1 million, or 18% of total revenues. The decrease in general and administrative expenses is due to a decrease in the non-cash charge to earnings with respect to an equity appreciation rights plan between the periods and a decrease in the provision for potentially unrealizable accounts.

      Depreciation and amortization expenses totaled $11.4 million and $7.3 million for the three months ended December 31, 1999 and 1998, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees in the current period.

      Interest expense for the three months ended December 31, 1999 and 1998 totaled $31.6 million and $28.6 million, respectively. The increase in interest expense is primarily due to higher interest rates on debt outstanding under the 19th Facility and additional borrowings.

      Equity loss of affiliates for the three months ended December 31, 1999 and 1998 was $1.7 million and $6.5 million, respectively. The improvements were primarily at RPP, resulting from increased programming and advertising revenues at its RSNs and improved performance of certain start up businesses, and National Sports Partnership, as compared to the same period in the prior year.


  Six months ended December 31, 1999 as compared with the six months ended December 31, 1998

      Total revenues for the six months ended December 31, 1999 were $409.4 million, an increase of $80.3 million, or 24%, over the six months ended December 31, 1998. Programming revenue was the largest source of revenue, representing 48% of total revenue, or $197.7 million, for the six months ended December 31, 1999. Advertising and direct broadcast revenue represented 26% and 16%, respectively, of total revenue, or $107.9 million and $66.5 million, respectively, for the six months ended December 31, 1999. For the six months ended December 31, 1998, programming revenue was $153.5 million and advertising and direct broadcast revenue were $78.4 and $62.8 million, respectively, or 47%, 24% and 19%, respectively, of total revenues.

      Programming and advertising revenue increased by $44.2 million and $29.5 million, respectively in the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. These increases represent a 29% and 38% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs, a 4% increase in subscribers at the RSNs and the continued subscriber growth of FX. The increase in advertising revenue of 38% is comprised of a 60% increase in advertising revenue by FX and a 26% increase by the RSNs. Increased total day Monday through Sunday ratings on FX, coupled with the increase in subscribers, resulted in a 35% increase in average audience during the six months ended December 31, 1999, as compared to the same period in the prior year. The increased total day ratings together with increased subscribers provided the basis for the 60% increase in advertising revenue at FX. Higher advertising revenues throughout most of the RSNs due to the increase in the number of NBA events and increased advertising revenues on Fox Sports News and other non-professional event programming contributed to the RSNs' 26% increase in advertising revenue in the current period.

      Operating expenses totaled $274.1 million for the six months ended December 31, 1999, representing 67% of total revenues and an increase of $41.4 million, or 18%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the six months ended December 31, 1998 totaled $232.7 million, or 71% of total revenues. The increase in operating expenses in the current period is primarily due to the increase in rights fees and production expenses of the RSNs resulting from the increase in the number of NBA events as described above.

      General and administrative expenses totaled $36.1 million for the six months ended December 31, 1999, which represented 9% of total revenues. General and administrative expenses for the six months ended December 31, 1998 totaled $49.3 million, or 15% of total revenues. The decrease in general and administrative expenses is due to a decrease in the non-cash charge to earnings with respect to an equity appreciation rights plan between the periods and a decrease in the provision for potentially unrealizable accounts.

      Depreciation and amortization expenses totaled $18.5 million and $12.9 million for the six months ended December 31, 1999 and 1998, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees in the current period.

      Interest expense for the six months ended December 31, 1999 and 1998 totaled $62.3 million and $55.9 million, respectively. The increase in interest expense is primarily due to higher interest rates on debt outstanding under the 19th Facility and additional borrowings.

      Equity loss of affiliates for the six months ended December 31, 1999 and 1998 was $3.7 million and $12.3 million, respectively. The improvements were primarily at RPP, resulting from increased programming and advertising revenues at its RSNs and improved performance of certain start up businesses, and National Sports Partnership, as compared to the same period in the prior year.


Liquidity and Capital Resources

      The Company's liquidity requirements arise from (i) the funding of general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming, (iii) the acquisition of programming rights, and (iv) its capital expenditure requirements.

      Net cash provided by (used in) operating activities of the Company for the six months ended December 31, 1999 and 1998 was $54.6 million and ($9.1 million), respectively.

      Net cash (used in) provided by investing activities of the Company for the six months ended December 31, 1999 and 1998 was ($37.5 million) and $9.4 million, respectively.

      Net cash (used in) provided by financing activities for the Company for the six months ended December 31, 1999 and 1998 was ($69.7 million) and $26.0 million, respectively.

      The Company has a credit facility with 19th Holdings, a wholly-owned subsidiary of Fox. Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2000 shall be 8%. During the six months ended December 31, 1999, the Company made net repayments of $31.6 million bringing the total amount borrowed under the 19th Facility to $645.4 million as of December 31, 1999. The total unused commitment pursuant to the 19th Facility was $154.6 million as of December 31, 1999.

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

Year 2000

      The Company, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Many of the computer systems and chip-based devices traditionally used may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some programs may interpret the year "00" as 1900, instead of 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail.

      To date, the Company is not aware of any material Year 2000 ("Y2K") problems within the Company or with any third party upon which the Company depends in any significant way. The Company, however, will continue to monitor computer systems and other chip-based devices to ensure that Year 2000 issues, if any, are detected and corrected in a timely manner.

      The Company's exposure to potential Year 2000 ("Y2K") problems exists in two general areas: technological operations within the Company's sole control and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software.

      The Company has identified the potential impacts of Y2K and distinguished those that may affect business continuity from those that may not. An item is considered to have a business continuity impact on the Company if its Y2K-related failure would significantly impair the ability of one of its major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements. Based upon its efforts to date, the Company believes that all critical IT and non-IT systems will not experience any significant Y2K issues.

      Most of the Company's potential Y2K exposures, however, are in the area of technological operations dependent on one or more third parties. The financial impact on the Company of such third parties not achieving levels of Y2K readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in the Company's ability to predict or control. In addition, many of the Company's businesses are dependent on third parties that are themselves heavily dependent on technology. The Company has included in its "mission critical" inventory significant service providers, vendors, suppliers and customers that are believed to be critical to business operations. The ability to continue to deliver services to customers is dependent, like all large companies, on the continued functioning of basic, heavily computerized services such as banking, telephony, power, and various distribution mechanisms ranging from the mail to high-speed data and broadcast transmissions.


      The Company has developed practical contingency plans in the event significant Y2K issues are experienced. The contingency plans include, but are not limited to identification of alternative suppliers, vendors and service providers. The Company believes that it has established an effective program to resolve all significant Y2K issues in its sole control in a timely manner. The Company recognizes that system failures resulting from the Y2K problem could adversely affect operations and financial resources in all of its business units. The amount of potential liability and lost revenue that might result because of such difficulty cannot be reasonably estimated at this time.

      Through December 1999, the Company has incurred approximately $2.1 million in costs related to its Y2K readiness program, which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Y2K readiness program will not exceed $2.5 million. The total cost estimate is based on the current assessment of the Company's Y2K readiness needs and is subject to change as the program progresses.

      The Company has made forward-looking statements regarding its Y2K Program. Those statements include: the Company's expectations about future Year 2000 issues; the Company's expectations about the impact of the Y2K problem on its ability to continue to operate after January 1, 2000; the impact of Y2K on its suppliers and the costs associated with the Y2K program. The Company has described many of the risks associated with those forward-looking statements above. However, the Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward-looking statements. This is especially the case because many aspects of its Y2K program are outside its control such as the performance of third-party suppliers. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Y2K problems in a timely manner to avoid materially adversely affecting its operations or business or exposing the Company to third-party liability.

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


                                       FOX SPORTS NETWORKS, LLC


Dated: February 9, 2000
                                       By: /s/ Dennis Farrell
                                           -----------------------------
                                               Dennis Farrell
                                       Senior Vice President, Finance
                                        (Principal Financial Officer
                                       and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
----------

27     Financial Data Schedule (for SEC purposes only).