Form 10KT405/A
period 1999-06-30
FOX SPORTS NETWORKS LLC
filed 2000-03-27
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                Amendment No. 1
                                      to
                                   Form 10-K

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

  Number of shares of common stock outstanding as of the close of the period covered by this report: None

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Registrant hereby amends part IV of its Transitional Report on Form 10-K, filed on November 8, 1999, for the period from January 1, 1999 to June 30, 1999 in its entirety as follows:

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




 10.1(a)* Agreement Regarding Ownership Interests, dated April 29, 1996, by and among Liberty Media Corporation, News America Holdings
              Incorporated, Fox Regional Sports Holdings, Inc., LMC Newco U.S.,
              Inc., and Liberty/Fox Sports Financing LLC

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

     (b)*     First Amended and Restated Operating Agreement of Fox/Liberty
              Networks, LLC, dated December 15, 1997 by and among LMC Newco
              U.S., Inc., Fox Regional Sports Holdings, Inc. and Liberty/Fox
              SportsFinancing LLC.

 10.5*        Operating Agreement of Fox Sports Net, LLC (f/k/a Liberty/Fox
              Regional Sports LLC), dated April 29, 1996, by and among
              Liberty/Fox U.S. Sports LLC, Liberty Sports Member, Inc. and Fox
              Regional SportsMember, Inc.

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

     (c)**    First Amendment to the Credit Agreement, dated as of April 20,
              1998 among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
              Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The
              Chase Manhattan Bank, as Administrative Agent, Chase Securities
              Inc., as Syndication Agent and TDSecurities (USA) Inc., as
              Documentation Agent.

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

      (f)# Amended and Restated Credit Agreement dated as of July 15, 1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
               Holdings, LLC, as Borrowers and Fox Sports Networks, LLC and
               19th Holdings Corporation.

 10.12***+     Employment Agreement between Fox/Liberty Networks, LLC (f/k/a
               Liberty/Fox U.S. Sports LLC) and Jeff Shell, dated February 4,
               1998.

 10.13#+       Employment Agreement between Fox Channels Services, LLC and
               Louis LaTorre, dated effective July 1, 1999.

 10.14#+       Employment Agreement between Fox Sports Net, LLC and Robert L.
               Thompson, dated effective June 1, 1999.

 10.15****+    Employment Agreement between Fox/Liberty Networks, LLC and Tracy
               Dolgin, dated February 12, 1999.

 10.16(a)***++ Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for
               Management and Key Employees, Effective as of May 1, 1996.

      (b)#++   Amendment to Fox Sports Networks, LLC Equity Appreciation Rights
               Plan for Management and Key Employees, Effective as of June 10,
               1999.

 27#           Financial Data Schedule.

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

# Incorporated by reference to the Company's Transition Report on Form 10-K for the fiscal year ended June 30, 1999.

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

                                          FOX SPORTS NETWORKS, LLC
Dated: March 24, 2000
                                                    /s/ Jeff Shell
                                          By: _________________________________
                                                       Jeff Shell
                                                        President
                                              (Principal Executive Officer)

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

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

               Signature                            Title                    Date
               ---------                            -----                    ----


  Fox Regional Sports Holdings, Inc.    Member of Fox Sports            March 24, 2000
                                        Networks, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

Fox Regional Sports Holdings II, Inc.  Member of Fox Sports            March 24, 2000
                                       Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

  Fox Sports Net Financing, LLC        Member of Fox Sports            March 24, 2000
                                       Networks, LLC

By: Fox Regional Sports Holdings II,   Member of Fox Sports Net        March 24, 2000
Inc.                                   Financing, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

  By: Fox Entertainment Group, Inc.    Member of Fox Sports Net        March 24, 2000
                                       Financing, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

                            FOX SPORTS NETWORKS, LLC

                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fox Sports Networks, LLC
 Consolidated Financial Statements.......................................   F-2
 Report of Independent Public Accountants................................   F-3
 Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998
  and 1997...............................................................   F-4
 Consolidated Statements of Operations for the six months ended June 30,
  1999, the years ended December 31, 1998 and 1997 and the eight months
  ended December 31, 1996................................................   F-5
 Consolidated Statements of Members' Equity for the six months ended June
  30, 1999, the years ended December 31, 1998 and 1997 and the eight
  months ended December 31, 1996.........................................   F-6
 Consolidated Statements of Cash Flows for the six months ended June 30,
  1999, the years ended December 31, 1998 and 1997 and the eight months
  ended December 31, 1996................................................   F-7
 Notes to Consolidated Financial Statements..............................   F-8
Liberty Sports, Inc. and subsidiaries--Domestic Operations
 Financial Statements ...................................................  F-23
 Independent Auditors' Report ...........................................  F-24
 Combined Statement of Operations and Equity for the period January 1,
  1996 to April 29, 1996 ................................................  F-25
 Combined Statement of Cash Flows for the period January 1, 1996 to April
  29, 1996 ..............................................................  F-26
 Notes to Combined Financial Statements .................................  F-27
FX Networks, LLC
 Financial Statements ...................................................  F-31
 Report of Independent Public Accountants ...............................  F-32
 Statements of Operations for the periods ended April 29, 1996 ..........  F-33
 Statements of Cash Flows for the periods ended April 29, 1996 ..........  F-34
 Notes to Financial Statements ..........................................  F-35
Regional Programming Partners and Subsidiaries
 Consolidated Financial Statements ......................................  F-38
 Independent Auditors' Report ...........................................  F-39
 Consolidated Balance Sheets as of December 31, 1999 and 1998 ...........  F-40
 Consolidated Statements of Income for the years ended December 31, 1999 and 1998 and the period from December 18, 1997 (Inception) to December
  31, 1997...............................................................  F-41
 Consolidated Statements of Partners' Capital for the years ended
  December 31, 1999 and 1998 and the period from December 18, 1997
  (Inception) to December 31, 1997.......................................  F-42
 Consolidated Statements of Cash Flows for the years ended December 31,
  1999 and 1998 and the period from December 18, 1997 (Inception) to
  December 31, 1997 .....................................................  F-43
 Notes to Consolidated Financial Statements .............................  F-44
National Sports Partners
 Financial Statements ...................................................  F-55
 Report of Independent Public Accountants ...............................  F-56
 Balance Sheets as of December 31, 1999 and 1998 ........................  F-57
 Statements of Operations for the years ended December 31, 1999 and 1998 and the period from Inception (December 18, 1997) to December 31, 1997
  .......................................................................  F-58
 Statements of Venturers' Equity (Deficit) for the years ended December
  31, 1999 and 1998 and for the period from Inception (December 18, 1997)
  to December 31, 1997 ..................................................  F-59
 Statements of Cash Flows for the years ended December 31, 1999 and 1998 and the period from Inception (December 18, 1997) to December 31, 1997
  .......................................................................  F-60
 Notes to Financial Statements ..........................................  F-61
Condensed Financial Statements of the Company on Schedule
 Report of Independent Public Accountants on Schedule....................   S-2
 Schedule I--Balance Sheets as of June 30, 1999 and December 31, 1998 and
  1997...................................................................   S-3
 Schedule I--Statements of Operations for the six months ended June 30,
  1999, the years ended December 31, 1998 and 1997 and the eight months
  ended December 31, 1996................................................   S-4
 Schedule I--Statements of Cash Flows for the six months ended June 30,
  1999, the years ended December 31, 1998 and 1997 and the eight months
  ended December 31, 1996................................................   S-5
 Schedule I--Notes to Condensed Financial Statements.....................   S-6
 Schedule II--Valuation and Qualifying Accounts for the six months ended
  June 30, 1999, the years ended December 31, 1998 and 1997 and the eight
  months ended December 31, 1996 ........................................   S-7

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

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended December 31, 1999 and 1998 and
         Period from December 18, 1997 (Inception) to December 31, 1997

                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Partners
Regional Programming Partners:

We have audited the accompanying consolidated balance sheets of Regional Programming Partners and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for the years ended December 31, 1999 and 1998, and for the period from December 18, 1997 (Inception) to December 31, 1997. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Programming Partners and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and for the period from December 18, 1997 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG LLP

March 13, 2000
Melville, New York

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)

                                                              1999       1998
                                                           ---------- ----------
                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents..............................  $   47,297 $  148,852
  Trade accounts receivable (less allowance for doubtful
   accounts of $8,086 and $8,356)........................     101,277     77,090
  Trade accounts receivable-affiliates, net..............      19,082     16,603
  Notes and other receivables-affiliates.................     180,578    180,519
  Inventory..............................................       1,959      2,483
  Prepaid expenses and other current assets..............      25,724     32,459
                                                           ---------- ----------
    Total current assets.................................     375,917    458,006
Notes receivable.........................................      43,231     41,320
Property and equipment, net..............................     324,754    259,175
Investments in affiliates................................      41,956     19,006
Other assets.............................................       5,441      4,905
Deferred costs, net of accumulated amortization of $3,681
 and $2,249..............................................      35,583     32,492
Intangible assets, net of accumulated amortization of
 $337,518 and $249,700...................................   1,408,981  1,475,270
                                                           ---------- ----------
                                                           $2,235,863 $2,290,174
                                                           ========== ==========

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------

Current liabilities:
  Accounts payable.......................................  $   40,903 $   30,897
  Accrued expenses.......................................      70,059     69,453
  Accrued payroll and related benefits...................      36,222     39,974
  Deferred revenue.......................................     107,532    121,135
  Accounts payable--affiliates, net......................       3,304     10,114
  Contractual rights obligations, current................      28,578     28,451
  Capital lease obligations, current.....................       1,161        341
                                                           ---------- ----------
    Total current liabilities............................     287,759    300,365
Long-term debt...........................................     355,000    330,000
Deferred compensation....................................       3,971      8,747
Contractual rights obligations, long-term................      74,540    103,041
Capital lease obligations, long-term.....................      13,698        445
Other liabilities........................................     119,653    116,997
Minority interest........................................         --      64,117
                                                           ---------- ----------
    Total liabilities....................................     854,621    923,712

Commitments and contingencies

Partners' capital........................................   1,381,242  1,366,462
                                                           ---------- ----------
                                                           $2,235,863 $2,290,174
                                                           ========== ==========

          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
            FROM DECEMBER 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (Dollars in thousands)

                                                     1999      1998     1997
                                                   --------  --------  -------
Revenues, net (including affiliate amounts of
 $112,042, $93,811 and $3,305).................... $860,167  $708,043  $56,957
Expenses:
  Technical and operating (including affiliate
   amounts of $15,276, $13,156 and $529)..........  592,980   479,550   32,091
  Selling, general and administrative (including
   affiliate amounts of $22,000, $12,104 and
   $295)..........................................  142,718   122,276    9,472
  Depreciation and amortization...................  115,895   123,410    3,884
                                                   --------  --------  -------
                                                    851,593   725,236   45,447
                                                   --------  --------  -------
  Operating income (loss).........................    8,574   (17,193)  11,510
                                                   --------  --------  -------
Other income (expense):
  Share of affiliates' net income (loss)..........   15,572    11,839     (359)
  Interest income.................................   17,632    24,318      973
  Interest expense................................  (28,170)  (29,876)  (1,395)
  Gain on sale of interest in subsidiary..........      --     17,648      --
  Write-off of deferred financing fees............      --        --    (6,538)
  Minority interest...............................    1,444       758     (561)
  Miscellaneous, net..............................     (272)      (93)  (1,520)
                                                   --------  --------  -------
                                                      6,206    24,594   (9,400)
                                                   --------  --------  -------
  Net income...................................... $ 14,780  $  7,401  $ 2,110
                                                   ========  ========  =======



          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

           YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD FROM

               DECEMBER 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (Dollars in thousands)

                                                    RMHI     FOX       TOTAL
                                                  -------- --------  ----------
Balance, December 18, 1997....................... $    --  $    --   $      --
  Net assets contributed.........................  506,951      --      506,951
  Capital contributions..........................      --   850,000     850,000
  Adjustment of partnership capital..............  307,220 (307,220)        --
  Net income.....................................    1,266      844       2,110
                                                  -------- --------  ----------
Balance, December 31, 1997.......................  815,437  543,624   1,359,061
  Net income.....................................    4,441    2,960       7,401
                                                  -------- --------  ----------
Balance, December 31, 1998.......................  819,878  546,584   1,366,462
  Net income.....................................    8,868    5,912      14,780
                                                  -------- --------  ----------
Balance, December 31, 1999....................... $828,746 $552,496  $1,381,242
                                                  ======== ========  ==========


          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
            FROM DECEMBER 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                             (Dollars in thousands)

                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  14,780  $   7,401  $   2,110
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Amortization of deferred costs............     1,432      1,423       (195)
    Depreciation and amortization.............   115,895    123,410      3,884
    Share of affiliates net (income) loss.....   (15,572)   (11,839)       359
    Minority interest.........................    (1,444)      (758)       561
    Gain on sale of interest in subsidiary....       --     (17,648)       --
    Write-off of deferred financing costs.....       --         --       6,538
    Loss on sales of equipment................       --         100        --
    Changes in assets and liabilities:
      Trade accounts receivable, net..........   (24,187)    14,380      6,160
      Trade accounts receivable--affiliates,
       net....................................    (2,479)     8,435     (7,072)
      Notes and other receivables--
       affiliates.............................       (59)       (69)       --
      Notes receivable........................    (1,911)     2,765        --
      Prepaid expenses and other current
       assets.................................     7,259     (4,225)      (409)
      Deferred costs and other assets.........    (5,589)    (1,263)       --
      Accounts payable and accrued
       liabilities............................     6,860    (13,983)    35,189
      Deferred revenue........................   (13,603)    16,788    (39,377)
      Accounts payable--affiliates, net.......    (6,810)     3,496     (8,770)
      Deferred compensation...................    (4,776)    (2,332)       --
      Contractual rights obligations..........   (28,374)   (28,601)       --
      Other liabilities.......................     2,656     (3,546)       --
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         operating activities.................    44,078     93,934     (1,022)
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures........................   (76,140)   (32,812)       --
  Loan to affiliates..........................       --    (180,000)       --
  Investments in affiliates, net..............    (6,378)       170        --
  Purchase of interest in subsidiary..........   (87,045)   (94,000)       --
  Net proceeds from sale of interest in
   subsidiary.................................       --      19,884        --
  Proceeds from sale of equipment.............       --          16        --
  Additions to intangible assets..............       --     (11,010)       --
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................  (169,563)  (297,752)       --
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from bank debt.....................    25,000        --     366,000
  Debt repayments.............................       --     (50,000)  (812,000)
  Cash capital contributions from partners....       --         --     850,000
  Principal payments on capital lease
   obligations................................    (1,070)      (308)       --
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         financing activities.................    23,930    (50,308)   404,000
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................  (101,555)  (254,126)   402,978
Cash and cash equivalents at beginning of
 period.......................................   148,852    402,978        --
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  47,297  $ 148,852  $ 402,978
                                               =========  =========  =========

          See accompanying notes to consolidated financial statements.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)
                          December 31, 1999 and 1998

1. Summary of Significant Accounting Policies

 Description of Business

  Regional Programming Partners (the "Partnership") is a general partnership organized as of December 18, 1997, under the provisions of the New York State Partnership Law. In exchange for a 60% interest in the Partnership issued to a subsidiary of Rainbow Media Holdings, Inc. ("RMHI"), affiliates of RMHI, through various indirect transfers, contributed to the Partnership their interests in Madison Square Garden, L.P. ("MSG"), six additional regional sports networks, and Metro Channel LLC. MSG is a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team, the New York Rangers professional hockey team, the New York Liberty professional women's basketball team, the New England Seawolves professional arena football team, the Hartford Wolf Pack professional hockey team, Madison Square Garden Network, Fox Sports New York and Radio City Entertainment (which operates Radio City Music Hall in New York
City). The regional sports networks in which the Partnership owns interests provide regional sports programming to the New York, New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas. Metro Channel LLC provides regional and local sports, news and educational programming to the New York metropolitan area. A subsidiary of Fox Sports Networks, LLC (formerly Fox/Liberty Networks, LLC) ("Fox") contributed $850,000 in cash to the Partnership in exchange for a 40% interest in the Partnership.

  At December 31, 1999, RMHI is a 75% owned indirect subsidiary of Cablevision Systems Corporation ("CSC"), and Fox is a wholly-owned subsidiary of Fox Entertainment Group, Inc. A subsidiary of RMHI is the managing partner of the Partnership. In order to align the partners' capital accounts to balances in accordance with their ownership percentages after the initial contributions, an adjustment was made to transfer $307,220 from Fox's capital account to RMHI's capital account.

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and its majority-owned partnership interests. The Partnership's interests in less than majority-owned entities are accounted for under the equity method. All significant intercompany transactions and balances are eliminated in consolidation. Minority interest represents minority partners share of the net equity and operating results of certain consolidated subsidiaries.

 Revenue Recognition

  The Partnership derives revenues principally from programming services provided by its pay television networks, ticket sales, distributions of league-wide revenue from its sports teams, advertising on its programming networks and advertising and event sponsorships related to the MSG arena. Programming revenue is recognized as services are provided to pay television systems. Network advertising revenue is recognized as commercials are telecast. Ticket sales and league-wide revenue are recognized as each team plays its games. Revenues from the sale of advertising in the form of signage and license fees from the rental of MSG's luxury suites are recognized ratably over the term of the respective agreements. Event-related revenues are recognized as the underlying event occurs.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)

 Cash and Cash Equivalents

  The Partnership considers temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 1999 and 1998, cash includes restricted amounts of $4,603 and $4,708, respectively. The Partnership paid cash interest expense of approximately $25,091 and $26,562 for the years ended December 31, 1999 and 1998, respectively. There was no cash paid for interest during the period from December 18, 1997 (Inception) to December 31, 1997. In 1999, the Partnership's non-cash investing and financing activities included capital lease obligations of $15,143 incurred when the Partnership entered into leases for new equipment. On December 31, 1997, the MSG minority partner made a capital contribution to MSG of transportation equipment valued at $38,000.

 Inventory

  Inventory consists of retail merchandise carried on a FIFO basis and is stated at the lower of cost or market.

 Property and Equipment

  Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives.

 Deferred Costs

  Costs incurred to obtain debt are deferred and amortized on a straight-line basis over the life of the related debt. Costs incurred to acquire the rights to various sporting events and programming, to the extent they are estimated to be recovered from future revenues, are capitalized and amortized as the programs are available for broadcast. Costs incurred to acquire player contracts, including signing bonuses, are capitalized and amortized over the contract period of the respective player.

 Intangible Assets

  Player contracts, which represent the value assigned to the total compliment of players included on the professional hockey and basketball teams, are amortized over a six-year period on the straight-line basis.

  Franchises, broadcast rights and affiliation agreements represent the value assigned to MSG's professional hockey and basketball franchises, telecast rights to certain sporting events and agreements with cable systems to carry a certain programming service of the Partnership. These assets are being amortized over a weighted-average period of approximately thirty one years on a straight-line basis.

  Excess costs over fair value of net assets acquired resulting from the acquisition of interests in MSG, Radio City Entertainment and a sports network are being amortized over periods ranging from twenty five to forty years on a straight-line basis. The independent appraisal of the assets and liabilities of Radio City Entertainment, completed in 1998, resulted in the recording of additional excess costs of approximately $80,045 relating to an unfavorable lease.

 Income Taxes

  The Partnership operates as a general partnership; accordingly, its taxable income or loss is included in the tax returns of the individual partners, and no provision for income taxes is made by the Partnership.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


 Contractual Rights Obligations

  Contractual rights obligations represent the remaining reserves on unfavorable contracts established prior to the formation of the Partnership. Such reserves are being amortized as a reduction of technical and operating expense over the life of the contracts.

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

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Partnership accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Commitments and Contingencies

  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

2. Acquisitions and Dispositions

  In April 1999, the Partnership redeemed the remaining limited partnership interest held by ITT in MSG for $87,000. Such redemption was accounted for as a purchase whereby the excess of redemption price paid over the equity redeemed of $23,300 was allocated as follows:

      Property and equipment........................................... $ 1,800
      Player contracts.................................................   3,200
      Franchises.......................................................   4,300
      Excess costs over fair value of net assets acquired..............  14,000
                                                                        -------
                                                                        $23,300
                                                                        =======

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


  In June 1998, the Partnership redeemed one-half of ITT's then remaining 7.8% limited partnership interest in MSG for $94,000. Such redemption was accounted for as a purchase whereby the excess of the redemption price paid over the equity redeemed of $29,400 was allocated as follows:

      Property and equipment........................................... $ 3,200
      Player contracts.................................................   5,600
      Franchises.......................................................   7,500
      Excess costs over fair value of net assets acquired..............  13,100
                                                                        -------
                                                                        $29,400
                                                                        =======

  On January 29, 1998, the Partnership sold a 50% interest in SportsChannel New England Limited Partnership for $19,884 resulting in a gain, net of expenses, of $17,648.

3. Notes Receivable

  Notes receivable includes a $40,000 loan made by Garden Programming, L.L.C. ("Garden Programming"), a wholly-owned subsidiary of MSG, to a broadcast content provider on July 11, 1997. The loan matures on November 1, 2011, and bears interest at a rate which approximates MSG's borrowing rate. The loan is secured by certain assets of the borrower and a guarantee by an affiliate of the borrower.

4. Property and Equipment

  Property and equipment at December 31, 1999 and 1998, consist of the following:

                                                                    Estimated
                                                  1999     1998   useful lives
                                                -------- -------- -------------
   Land.......................................  $ 23,450 $ 23,193
   Building...................................   120,432  117,809   23 years
   Program, service and test equipment........   142,373  107,901 2 to 13 years
   Microwave and other equipment..............    12,090    8,646 2 to 9 years
   Furniture and fixtures.....................     6,724    6,408 1 to 8 years
   Leasehold improvements.....................    74,242   22,239 Life of lease
   Transportation equipment...................    39,391   39,166 5 to 15 years
                                                 418,702  325,362
   Less accumulated depreciation and
    amortization..............................    93,948   66,187
                                                -------- --------
                                                $324,754 $259,175
                                                ======== ========

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


5. Investments in Affiliates

  The Partnership has a 50% ownership interest in each of SportsChannel Chicago Associates, SportsChannel New England Limited Partnership and SportsChannel Pacific Associates, a 30% partnership interest in SportsChannel Florida Associates and a minority ownership interest in two musical productions. The investment balance and income (loss) of investees is comprised of the following:

                                      Investment         Income (loss)
                                     December 31,        December 31,
                                    ---------------  -----------------------
              Investees              1999    1998     1999     1998    1997
              ---------             ------- -------  -------  -------  -----
   SportsChannel Chicago
    Associates..................... $30,563 $12,149  $ 9,414  $10,233  $ 219
   SportsChannel Pacific
    Associates.....................   6,682   5,853    3,829    2,142   (443)
   SportsChannel New England, L.P.
    ...............................   2,686   1,794      892      832    --
   SportsChannel Florida
    Associates.....................      35  (2,412)   2,426    1,057   (135)
   Other, net......................   1,990   1,622     (989)  (2,425)   --
                                    ------- -------  -------  -------  -----
                                    $41,956 $19,006  $15,572  $11,839  $(359)
                                    ======= =======  =======  =======  =====

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

6. Intangible Assets

  Intangible assets at December 31, 1999 and 1998, consist of the following:

                                                            1999       1998
                                                         ---------- ----------
   Player contracts, net of accumulated amortization of
    $138,943 and $106,444............................... $   56,981 $   86,287
   Franchises, broadcast rights and affiliation
    agreements, net of accumulated amortization of
    $28,709 and $17,269.................................    188,021    195,150
   Excess costs over fair value of net assets acquired,
    net of accumulated amortization of $169,866 and
    $125,987............................................  1,163,979  1,193,833
                                                         ---------- ----------
                                                         $1,408,981 $1,475,270
                                                         ========== ==========

7. Long-Term Debt

  Long-term debt at December 31, 1999 and 1998, consists of borrowings made by MSG as follows:

                                                                1999     1998
                                                              -------- --------
   MSG Credit Facility....................................... $335,000 $310,000
   Garden Programming Promissory Notes.......................   20,000   20,000
                                                              -------- --------
     Total................................................... $355,000 $330,000
                                                              ======== ========

  MSG has a credit facility with various lending institutions consisting of a $500,000 revolving facility (the "Revolver") which expires on December 31, 2004. Loans under the Revolver bear interest at current market rates plus a margin (weighted average of 7.00% and 6.04% at December 31, 1999 and 1998, respectively) based

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)

on MSG's consolidated leverage ratio (as defined). MSG is required to pay a fee of .25% based on the unused portion of the commitment which as of December 31, 1999 and 1998 was $161,731 and $185,278, respectively.

  The Revolver contains certain covenants and restrictions including the maintenance of certain financial ratios. MSG is in compliance with these covenants and restrictions as of December 31, 1999.

  Garden Programming borrowed $20,000 under promissory notes with various lending institutions (the "Promissory Notes") which are due July 2002. The Promissory Notes bear interest at a margin above LIBOR (8.19% and 7.22% at December 31, 1999 and 1998, respectively). These funds were used to partially finance a $40,000 secured loan to a broadcast content provider (see Note 3).

  MSG is party to letters of credit totaling $3,269 and $4,722 as of December 31, 1999 and 1998, respectively, which have been issued against the Revolver to guarantee certain insurance and other operating activities. Management does not expect performance to be required.

8. Leases

  The Partnership has various long-term non-cancelable operating lease agreements with non-affiliates for office space and practice facilities for its professional sports teams and Radio City Music Hall which expire at various dates through 2023. The leases generally provide for fixed annual rentals plus certain other costs. Rent expense, net of amortization of the liability established for unfavorable leaseholds, for the years ended
December 31, 1999 and 1998 was $12,991 and $16,559, respectively, and $275 for the period from December 18, 1997 (Inception) to December 31, 1997. The following is a schedule of future minimum payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 1999:

     Year ending December 31,
       2000........................................................... $ 20,196
       2001...........................................................   18,075
       2002...........................................................   19,553
       2003...........................................................   19,415
       2004...........................................................   19,165
       Thereafter.....................................................  256,240
                                                                       --------
     Total minimum lease payments..................................... $352,643
                                                                       ========

  Certain subsidiaries of the Partnership lease transponder space on a satellite under capital leases through a sub-lease agreement with Rainbow Network Communications ("RNC"), a subsidiary of RMHI, which expire in 2011. Additionally, a subsidiary of the Partnership leases a landline from a third party under a capital lease which expires in 2001. At December 31, 1999 and 1998, the gross amount of equipment and related accumulated depreciation recorded under these leases were as follows:

                                                                  1999    1998
                                                                 ------- ------
     Transponder................................................ $15,143 $  --
     Landline...................................................   1,328  1,328
                                                                 ------- ------
                                                                  16,471  1,328
     Less accumulated depreciation..............................   1,967    470
                                                                 ------- ------
                                                                 $14,504 $  858
                                                                 ======= ======

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


  As of December 31, 1999 the future minimum capital lease payments are as follows:

     Years ending December 31,
       2000........................................................... $ 2,206
       2001...........................................................   1,868
       2002...........................................................   1,800
       2003...........................................................   1,800
       2004...........................................................   1,800
     Thereafter.......................................................  12,600
                                                                       -------
     Total minimum lease payments.....................................  22,074
     Less amount representing interest................................   7,215
                                                                       -------
     Present value of net minimum lease payments......................  14,859
     Less current installments........................................   1,161
                                                                       -------
     Obligations under capital leases, excluding current
      installments.................................................... $13,698
                                                                       =======

9. Other Liabilites

  Other liabilities at December 31, 1999 and 1998, consist of the following:

                                                                1999     1998
                                                              -------- --------
     Unfavorable lease obligation............................ $ 70,973 $ 74,175
     Other...................................................   48,680   42,822
                                                              -------- --------
     Total................................................... $119,653 $116,997
                                                              ======== ========

10. Affiliate Transactions

  Notes and other receivables-affiliates includes a $180,000 loan made on June 1, 1998 by the Partnership to RMHI. Such loan is due on the earlier of demand by the Partnership or March 31, 2002, and bears interest at a rate of LIBOR plus 7/8% per annum.

  The Partnership distributes certain programming to the pay television industry under contracts called affiliation agreements. For the years ended December 31, 1999 and 1998, approximately $112,042 and $93,811, respectively, and $3,305 for the period from December 18, 1997 (Inception) to December 31, 1997, was earned under affiliation agreements with companies owned or managed by affiliates of the partners in the Partnership.

  National Sports Partners, which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, provides certain programming to the Partnership. The Partnership was charged approximately $3,771 and $3,783 for the years ended December 31, 1999 and 1998, respectively, and $130 for the period from December 18, 1997 (Inception) to December 31, 1997, for this programming.

  RNC provides certain transmission and production services to the Partnership. The Partnership was charged approximately $6,039 and $7,114 for the years ended December 31, 1999 and 1998, respectively, and $263 for the period from December 18, 1997 (Inception) to December 31, 1997, for these services. In addition, CSC provides the Partnership with certain transmission services. The Partnership was charged approximately $1,656 for the year ended December 31, 1999, for such services.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


  CSC, RMHI and certain of its subsidiaries provide the Partnership with certain administrative, advertising, billing, computer, and creative services. The Partnership was charged approximately $22,000 and $12,104 for the years ended December 31, 1999 and 1998, respectively, and $295 for the period from December 18, 1997 (Inception) to December 31, 1997, for such services.

  The Partnership has an arrangement with National Advertising Partners ("NAP"), which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, to provide national advertising services to the Partnership in exchange for a fee of 15% of the gross revenue, net of agency commissions, from advertising sold by NAP. Fees charged by NAP on advertising revenues amounted to approximately $2,076 and $1,956 for the years ended December 31, 1999 and 1998, respectively, and $136 for the period from December 18, 1997 (Inception) to December 31, 1997. A similar arrangement exists between a subsidiary of the Partnership and a subsidiary of RMHI. Fees charged by this affiliate on advertising revenue amounted to approximately $1,734 and $303 for the years ended December 31, 1999 and 1998, respectively.

11. Pension and Other Postretirement Benefit Plans

  CSC sponsors a cash balance pension plan and a 401(k) savings plan in which the Partnership and its subsidiaries, other than MSG, participate. In connection with the cash balance plan, the Partnership is charged by CSC for credits made into an account established for each participant. Such credits are based upon a percentage of eligible base pay and a market-based rate of return. The Partnership also makes matching contributions for a portion of employee voluntary contributions to the 401(k) savings plan. Total expense related to these plans was approximately $296 and $130 for the years ended December 31, 1999 and 1998, respectively, and $7 for the period from December 18, 1997 (Inception) to December 31, 1997.

  MSG sponsors several non-contributory pension plans covering its non-union employees and certain union employees. Benefits payable to retirees under these plans are based upon years of service and participants' compensation and are funded through trusts established under the plans. MSG's funding policy is to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Plan assets are invested in common stocks, bonds, United States government securities and cash.

  Components of MSG's net periodic pension cost for defined benefit plans for the years ended December 31, 1999 and 1998, and the period from December 18, 1997 (Inception) to December 31, 1999 are as follows:

                                                          1999     1998    1997
                                                         -------  -------  ----
   Service cost......................................... $ 2,529  $ 2,126  $ 52
   Interest cost........................................   1,996    1,796    63
   Expected return on plan assets.......................  (1,944)  (1,707)  (78)
   Net amortization and deferral........................       8        8    25
   Recognized loss......................................      22       31   --
                                                         -------  -------  ----
   Net periodic pension cost............................ $ 2,611  $ 2,254  $ 62
                                                         =======  =======  ====

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


  The funded status and the amounts recorded on the Partnership's balance sheet for MSG's defined benefit pension plans at December 31, 1999 and 1998, were as follows:

                                                              1999      1998
                                                            --------  --------
Change in benefit obligation
  Benefit obligation at beginning of year.................. $ 31,188  $ 25,518
  Service cost.............................................    2,529     2,126
  Interest cost............................................    1,996     1,796
  Actuarial (gain) loss....................................   (5,661)    2,415
  Benefits paid............................................     (615)     (667)
                                                            --------  --------
  Benefit obligation at end of year........................ $ 29,437  $ 31,188
                                                            ========  ========
Change in plan assets
  Fair value of plan assets at beginning of year........... $ 19,736  $ 17,172
  Actual return on plan assets.............................    1,795     2,065
  Employer contributions...................................      698     1,166
  Benefits paid............................................     (615)     (667)
                                                            --------  --------
  Fair value of plan assets at end of year................. $ 21,614  $ 19,736
                                                            ========  ========
  Funded status............................................   (7,823)  (11,452)
  Unrecognized transition amount...........................      (38)      (43)
  Unrecognized prior service cost..........................        9        21
  Unrecognized net actuarial loss..........................   (2,944)    2,591
                                                            --------  --------
  Accrued benefit cost..................................... $(10,796) $ (8,883)
                                                            ========  ========

Assumptions used in accounting for the plans are as follows:

                                                                   1999   1998
                                                                   -----  -----
     Discount rate................................................  7.50%  6.75%
     Rate of return on plan assets................................ 10.00% 10.00%
     Rate of increase in future compensation levels...............  5.00%  5.00%

  In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 1999 and 1998 was approximately $2,784 and $3,083, respectively, and $63 for the period from December 18, 1997 (Inception) to December 31, 1997.

  MSG also sponsors a welfare plan which provides certain postretirement health care and life insurance benefits to certain non-union employees and their dependents who are eligible for early or normal retirement under MSG's retirement plan. The welfare plan is insured through a managed care provider, and MSG funds these benefits with premium payments.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


  Components of MSG's cost for postretirement benefits for the years ended December 31, 1999 and 1998, and the period from December 18, 1997 (Inception) to December 31, 1997 are as follows:

                                                             1999   1998   1997
                                                             -----  -----  ----
   Service cost............................................. $ 224  $ 160  $ 6
   Interest cost............................................   172    140    6
   Amortization of unrecognized prior service benefit.......  (176)  (179)  (7)
   Recognized gain..........................................   (16)   (37) --
                                                             -----  -----  ---
   Periodic postretirement benefit cost..................... $ 204  $  84  $ 5
                                                             =====  =====  ===

  The funded status and the amounts recorded on the Partnership's balance sheet with respect to MSG's sponsored welfare plans are as follows:

                                                               1999     1998
                                                              -------  -------
   Benefit obligation at beginning of year................... $ 2,404  $ 2,446
   Service cost..............................................     224      160
   Interest cost.............................................     172      140
   Actuarial gain............................................    (205)    (472)
   Amendments................................................     163      163
   Benefits paid, net of plan participant contributions......    (137)     (33)
                                                              -------  -------
   Benefit obligation at end of year......................... $ 2,621  $ 2,404
                                                              =======  =======
   Plan assets............................................... $   --   $   --
   Funded status............................................. $(2,621) $(2,404)
   Unrecognized prior service cost...........................  (2,708)  (2,884)
   Unrecognized net actuarial gain...........................    (825)    (799)
                                                              -------  -------
   Accrued benefit cost...................................... $(6,154) $(6,087)
                                                              =======  =======

  The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 6.75% for 1999 and 1998, respectively. For measurement purposes, a 5.7% annual rate of increase in the cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                              One-percentage- One-percentage-
                                              point increase  point decrease
                                              --------------- ---------------
     Effect on the total of service and
      interest cost components...............      $ 73            $ (61)
     Effect on postretirement benefit
      obligations............................      $388            $(321)

  In addition, MSG contributes to multiemployer plans which provide health and welfare benefits to active as well as retired employees. MSG incurred costs of $4,855 and $5,006 related to those plans for the years ended December 31, 1999 and 1998, respectively and $116 for the period from December 18, 1997 (Inception) to December 31, 1997.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                            (Dollars in thousands)


12. Commitments

  Subsidiaries of the Partnership have entered into long-term agreements with several professional sports teams and others which provide such subsidiaries, among other things, certain exclusive distribution rights to certain live sporting events and obligate such subsidiaries to make minimum contractual payments when the events are provided for distribution. Certain of these contracts provide for payments which are guaranteed. MSG also has employment agreements with players and coaches of its professional sports teams. Certain of these contracts provide for payments which are guaranteed regardless of employee injury or termination. MSG has obtained disability insurance on certain players which provide benefits payable to MSG in the event of injury. The approximate aggregate minimum contractual payments under these agreements as of December 31, 1999, are as follows:

     Years ending
     December 31,
     ------------
       2000.......................................................... $  271,398
       2001..........................................................    217,300
       2002..........................................................    172,800
       2003..........................................................    136,164
       2004..........................................................    109,968
       Thereafter ...................................................  1,020,554
                                                                      ----------
                                                                      $1,928,184
                                                                      ==========

13. Contingencies

  The Partnership is a party to various legal matters arising out of the ordinary conduct of its business. Management believes that the final outcome of these matters will not have a material adverse effect on the financial position of the Partnership.

14. Fair Value of Financial Instruments

  The Partnership's financial instruments principally consist of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and contractual rights obligations. For all instruments other than notes receivable, long-term debt and contractual rights obligations, the carrying value of the instruments approximate their fair value due to their short maturities. For notes receivable, long-term debt and contractual rights obligations, carrying value approximates fair value as the underlying instruments earn or bear interest at current rates offered to the Partnership for the same or similar instruments.

15. Subsequent Event

  On January 4, 2000, the Partnership purchased the 70% interest in SportsChannel Florida Associates it did not already own for $130,000 (including the repayment of $20,000 of debt). The acquisition was funded with cash on hand and the repayment of $100,500 of RMHI's outstanding loan from the Partnership (see note 10).

                            NATIONAL SPORTS PARTNERS

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Joint Venturers of National Sports Partners:

  We have audited the accompanying balance sheets of National Sports Partners (the "Joint Venture") as of December 31, 1999 and 1998, and the related statements of operations, venturers' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and the period from inception (December 18, 1997) to December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Sports Partners as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and the period from inception to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
March 10, 2000

                            NATIONAL SPORTS PARTNERS

                                 BALANCE SHEETS

                        As of December 31, 1999 and 1998
                             (Amounts in thousands)

                                                                1999    1998
                                                               ------- -------

                            ASSETS
                            ------

Current assets:
  Cash and cash equivalents................................... $10,424 $ 3,209
  Accounts receivable, net of allowance for doubtful accounts of $1,374 and $3,760 at December 31, 1999 and 1998,
   respectively...............................................  40,277  32,257
  Prepaid program rights......................................   5,217   3,453
  Other assets................................................   2,713     900
                                                               ------- -------
    Total current assets......................................  58,631  39,819
Property and equipment, net...................................   6,745   9,717
Long-term receivable..........................................  10,000   5,000
                                                               ------- -------
Total Assets.................................................. $75,376 $54,536
                                                               ======= =======

         LIABILITIES AND VENTURERS' EQUITY (DEFICIT)
         -------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses....................... $29,865 $36,344
  Program rights payable......................................   6,443   9,232
  Other liabilities...........................................  10,430   4,942
                                                               ------- -------
    Total current liabilities.................................  46,738  50,518
Long-term program rights payable..............................   8,871  13,881

Commitments and contingencies

Venturers' equity (deficit)...................................  19,767  (9,863)
                                                               ------- -------
Total Liabilities and Venturers' Equity (Deficit)............. $75,376 $54,536
                                                               ======= =======


      The accompanying notes are an integral part of these balance sheets.

                            NATIONAL SPORTS PARTNERS

                            STATEMENTS OF OPERATIONS

                 For The Years Ended December 31, 1999 And 1998
                       And For The Period From Inception
                    (December 18, 1997) To December 31, 1997
                             (Amounts in thousands)

                                                    1999      1998      1997
                                                  --------  --------  --------
Revenues:
  Programming.................................... $ 28,568  $ 28,690  $    841
  Advertising....................................   51,580    34,589       215
  Other..........................................   14,058    11,834        24
                                                  --------  --------  --------
                                                    94,206    75,113     1,080
Expenses:
  Operating......................................  124,062   110,645    21,096
  General and administrative.....................    5,769     6,284       235
  Depreciation...................................    3,459     6,053       144
                                                  --------  --------  --------
Operating loss...................................  (39,084)  (47,869)  (20,395)
Interest income, net.............................      286       401         5
                                                  --------  --------  --------
Net loss......................................... $(38,798) $(47,468) $(20,390)
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                            NATIONAL SPORTS PARTNERS

                   STATEMENTS OF VENTURERS' EQUITY (DEFICIT)

                 For The Years Ended December 31, 1999 And 1998
                       And For The Period From Inception
                    (December 18, 1997) To December 31, 1997
                             (Amounts in thousands)

                                         Fox Sports       Rainbow
                                          National    National Sports
                                        Holdings, LLC  Holdings, LLC   Total
                                        ------------- --------------- --------
BALANCE--DECEMBER 18, 1997
 (representing the initial
  contributions of the venturers)......   $ 10,405       $  3,074     $ 13,479
  Net loss.............................    (10,195)       (10,195)     (20,390)
                                          --------       --------     --------
BALANCE--DECEMBER 31, 1997.............        210         (7,121)      (6,911)
  Contributions from venturers.........     22,258         22,258       44,516
  Net loss.............................    (23,734)       (23,734)     (47,468)
                                          --------       --------     --------
BALANCE--DECEMBER 31, 1998.............     (1,266)        (8,597)      (9,863)
  Contributions from venturers.........     34,214         34,214       68,428
  Net loss.............................    (19,399)       (19,399)     (38,798)
                                          --------       --------     --------
BALANCE--DECEMBER 31, 1999.............   $ 13,549       $  6,218     $ 19,767
                                          ========       ========     ========




   The accompanying notes are an integral part of these financial statements.

                            NATIONAL SPORTS PARTNERS

                            STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1999 And 1998
                       And For The Period From Inception
                    (December 18, 1997) To December 31, 1997
                             (Amounts in thousands)

                                                     1999      1998      1997
                                                   --------  --------  --------
Cash flows from operating activities:
  Net loss ......................................  $(38,798) $(47,468) $(20,390)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.................................     3,459     6,053       144
    Additional amortization of program rights....       --        --     16,616
  Changes in operating assets and liabilities:
    Accounts receivable..........................    (8,020)  (30,142)      321
    Prepaid program rights.......................    (1,764)   (2,140)   (1,313)
    Other assets and long term receivables.......    (6,813)   (5,487)      --
    Accounts payable and accrued expenses........    (6,479)   27,603     2,048
    Program rights payable.......................    (7,799)    6,497       --
    Other liabilities............................     5,488     2,059     2,574
                                                   --------  --------  --------
   Net cash used in operating activities.........   (60,726)  (43,025)      --
                                                   --------  --------  --------
Cash flows from investing activities:
  Purchase of property and equipment.............      (487)     (548)      --
                                                   --------  --------  --------
    Net cash used by investing activities........      (487)     (548)      --
                                                   --------  --------  --------
Cash flows from financing activities:
  Contributions from venturers...................    68,428    44,516       --
                                                   --------  --------  --------
    Net cash provided by financing activities....    68,428    44,516       --
                                                   --------  --------  --------
Net change in cash and cash equivalents..........     7,215       943       --
Cash and cash equivalents, beginning of period...     3,209     2,266     2,266
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $ 10,424  $  3,209  $  2,266
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................  $     86  $    --   $    --
                                                   ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                           NATIONAL SPORTS PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999
                            (Amounts in thousands)

1. Organization

  National Sports Partners (the "Joint Venture") is a 50%-50% joint venture between Fox Sports National Holdings, LLC ("Fox"), a Delaware limited liability company, and Rainbow National Sports Holdings, LLC ("Rainbow"), a Delaware limited liability company. Fox is the managing venturer.

  The Joint Venture was organized on December 18, 1997, when both Fox and Rainbow contributed certain programming interests to operate a national sports programming service, Fox Sports Net ("FSN"). FSN provides affiliated regional sports networks ("RSNs") with 24 hour per day national sports programming featuring live sporting events and original programming, as well as a national sports news program, Fox Sports News, which telecasts pre-game and post-game programming.

  Fox contributed nonmonetary assets of $10,405, comprised primarily of certain fixed assets, net of accrued liabilities assumed by the Joint Venture. Rainbow contributed cash of $2,266 and nonmonetary assets of $808, consisting primarily of certain accounts receivable, fixed assets, net of accrued liabilities assumed by the Joint Venture.

  During 1999, the Joint Venture incurred net losses of $38,798. In accordance with the Joint Venture Agreement dated December 18, 1997, Fox and Rainbow contributed $34,214 each to the Joint Venture during 1999. The Joint Venture has received contributions of $5,256 each from Fox and Rainbow through March 9, 2000 and expects the venturers to continue to fund in accordance with the 2000 operating budget. To the extent that one venturer does not fund according to the 2000 operating budget, the other venturer has committed to make capital contributions sufficient to ensure that the operations of the Joint Venture are funded through 2000.

2. Significant Accounting Policies

 a. Cash Equivalents

  Cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash equivalents approximate their fair values due to their short maturities.

 b. Program Rights

  The Joint Venture has multi-year contracts for broadcast rights of sporting events. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when the sporting event is available for telecast. Program rights are amortized on an event-by-event basis. At the inception of these contracts and periodically thereafter, the Joint Venture evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. In 1997, the Joint Venture recorded $16,616 of additional amortization relating to its long-term program rights contracts.

 c. Property and Equipment

  Property and equipment are stated at cost. Depreciation for financial statement purposes are provided using the straight-line method over an estimated useful life of 3 to 5 years.

 d. Income Taxes

  No provision has been made for federal, state or foreign income taxes as the liability for such income taxes is the responsibility of the venturers.

                           NATIONAL SPORTS PARTNERS

                               December 31, 1999
                            (Amounts in thousands)


 e. Allocation of Joint Venturers' Net Income or Net Losses

  Income or losses from the Joint Venture are allocated to the venturers in accordance with their respective contractual interests of 50% each.

 f. Revenue

  Revenue from programming represents monthly subscriber fees received from the RSNs and is recognized when earned. Advertising revenue is recognized upon airing of commercials.

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

 h. Reclassifications

  Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

3. Property and Equipment

  Property and equipment at December 31, 1999 and 1998 consists of the following:

                                                                1999     1998
                                                               -------  -------
   Studio and production equipment............................ $ 5,432  $ 5,613
   Office equipment...........................................  10,969   10,301
                                                               -------  -------
                                                                16,401   15,914
   Accumulated depreciation...................................  (9,656)  (6,197)
                                                               -------  -------
                                                               $ 6,745  $ 9,717
                                                               =======  =======

4. Related Party Transactions

  For the years ended December 31, 1999, 1998 and the period from inception (December 18, 1997) to December 31, 1997, the Joint Venture recognized the following revenues and expenses as a result of arms-length transactions with affiliates of Fox and Rainbow:

                                                          1999    1998    1997
                                                         ------- ------- ------
   Revenues:
     Programming........................................ $27,531 $27,461 $  810
     Advertising........................................     351     --     --
     Other..............................................   4,000   3,750    --
   Expenses:
     Operating..........................................  29,892  17,397  1,207
     General and administrative.........................   5,623   5,127    198

                           NATIONAL SPORTS PARTNERS

                               December 31, 1999
                            (Amounts in thousands)


  The Joint Venture had the following related party balances as of December 31, 1999 and 1998:

                                                                 1999    1998
                                                                ------- -------
   Accounts receivable......................................... $15,380 $11,776
   Accounts payable and accrued expenses.......................  14,715  10,234

5. Commitments

  The Joint Venture has long-term sports program rights contracts which require payments through 2008. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 1999:

   2000................................................................ $ 69,511
   2001................................................................   55,776
   2002................................................................   40,102
   2003................................................................   38,833
   2004................................................................   40,083
   Thereafter..........................................................  111,500
                                                                        --------
                                                                        $355,805
                                                                        ========

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