Form 10-Q
period 2000-03-31
FOX SPORTS NETWORKS LLC
filed 2000-05-10
CIK 1048002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                ______________

                                   Form 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       or

   [ ]  Transition report pursuant to Section 13 of 15(d) of the Securities
        Exchange Act of 1934 for transition period from       to           .

                         Commission File No. 333-38689
                                ______________

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


                                  ___________


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

                     Condensed Consolidated Balance Sheets

                       March 31, 2000 and June 30, 1999
                            (Dollars in thousands)

                                                                                             March 31,         June 30,
                                                                                               2000              1999
                                                                                            ----------        ----------
                                                                                            (unaudited)
                                       Assets
Current assets:
  Cash and cash equivalents............................................................     $    9,208        $   59,145
  Trade and other receivables, net of allowance for doubtful accounts of  $23,292 at
    March 31, 2000 and $21,925 at June 30, 1999........................................        174,962           164,739
  Receivables from equity affiliates, net..............................................         25,182            43,892
  Program rights, current..............................................................        123,245           106,790
  Notes receivable, current............................................................          1,935             1,935
  Prepaid expenses and other current assets............................................         13,940            13,968
                                                                                            ----------        ----------
     Total current assets..............................................................        348,472           390,469
Property and equipment, net............................................................         53,088            53,794
Investments in affiliates..............................................................        942,610           856,948
Notes receivable, long-term............................................................          5,994                12
Program rights, non-current............................................................        135,389           103,567
Excess cost, net of accumulated amortization of $103,207 at March 31, 2000 and
    $92,813 at June 30, 1999...........................................................        483,571           493,965
Other assets...........................................................................         45,768            33,743
                                                                                            ----------        ----------
     Total Assets......................................................................     $2,014,892        $1,932,498
                                                                                            ==========        ==========

                              Liabilities and Members' Equity
Current liabilities:
  Accounts payable and accrued expenses................................................     $  179,583        $  195,961
  Program rights payable...............................................................        106,239            73,061
  Current portion of long-term debt....................................................          2,431            13,253
  Accrued interest.....................................................................          6,158            18,903
  Other current liabilities............................................................         14,172             9,168
                                                                                            ----------        ----------
     Total current liabilities.........................................................        308,583           310,346
Non-current program rights payable.....................................................        123,793            96,021
Long-term debt, net of current portion.................................................      1,519,362         1,488,178
Minority interest......................................................................         24,294             2,207
Commitments and contingencies
Members' equity........................................................................         38,860            35,746
                                                                                            ----------        ----------
     Total Liabilities and Members' Equity.............................................     $2,014,892        $1,932,498
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

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                Condensed Consolidated Statements of Operations

       For the Three Months and Nine Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)

                                                            Three Months Ended March 31,         Nine Months Ended March 31,
                                                         ----------------------------------   ---------------------------------
                                                               2000                1999             2000               1999
                                                             --------            --------         --------           --------
                                                           (unaudited)          (unaudited)      (unaudited)        (unaudited)
Revenues:
  Programming.........................................       $112,140           $ 84,815          $309,822           $238,300
  Advertising.........................................         57,635             40,931           165,488            119,297
  Direct broadcast....................................         35,936             29,489           102,460             92,279
  Other...............................................         13,097             16,708            50,482             51,239
                                                             --------           --------          --------           --------
                                                              218,808            171,943           628,252            501,115
                                                             --------           --------          --------           --------
Expenses:
  Operating...........................................        148,939            120,484           423,083            353,216
  General and administrative..........................         19,941             18,352            56,022             67,671
  Depreciation and amortization.......................         13,031              5,991            31,536             18,860
                                                             --------           --------          --------           --------
                                                              181,911            144,827           510,641            439,747
                                                             --------           --------          --------           --------
Operating income......................................         36,897             27,116           117,611             61,368
                                                             --------           --------          --------           --------

Other expenses (income):
  Interest, net.......................................         32,359             26,804            94,625             82,708
  Subsidiaries' income tax expense....................            326                 94             1,699                650
  Equity loss of affiliates, net......................         10,252              9,784            13,962             22,041
  Other...............................................             35                 23                32             (1,531)
  Minority interest...................................          2,157                679             4,179              2,538
                                                             --------           --------          --------           --------
                                                               45,129             37,384           114,497            106,406
                                                             --------           --------          --------           --------
Net (loss) income.....................................       $ (8,232)          $(10,268)         $  3,114           $(45,038)
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

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                Condensed Consolidated Statements of Cash Flows

               For the Nine Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                    March 31,
                                                                                              2000             1999
                                                                                            ---------        ---------
                                                                                           (unaudited)      (unaudited)
Cash flows from operating activities:
  Net income (loss).................................................................        $   3,114        $ (45,038)
  Adjustments to reconcile net (loss) income to net cash provided by (used in)
        operating activities:
     Depreciation and amortization..................................................           31,536           18,860
     Interest accretion and amortization of debt issuance costs.....................           67,126           23,084
     Equity loss of affiliates, net.................................................           13,962           22,041
     Minority interests.............................................................            4,179            2,538
  Changes in operating assets and liabilities:
     Trade and other receivables....................................................           (3,972)          21,820
     Program rights.................................................................          (46,854)         (80,469)
     Prepaid expenses and other operating assets....................................          (27,827)          (6,610)
     Accounts payable and accrued expenses..........................................          (33,571)         (35,495)
     Program rights payable.........................................................           57,348           79,715
     Other operating liabilities....................................................           (7,759)         (23,448)
                                                                                            ---------        ---------
        Net cash provided by (used in) operating activities.........................           57,282          (23,002)
                                                                                            ---------        ---------
Cash flows from investing activities:
  Advances from equity affiliates...................................................           15,934           70,653
  Advances to equity affiliates.....................................................          (44,372)         (60,819)
  Notes receivable collected from third parties.....................................                6            5,235
  Notes receivable..................................................................           (5,988)
  Purchases of property and equipment...............................................           (9,787)         (16,993)
  Investments in equity affiliates..................................................          (28,838)         (62,363)
  Distributions from equity affiliates..............................................            7,286           40,051
                                                                                            ---------        ---------
        Net cash used in investing activities.......................................          (65,759)         (24,236)
                                                                                            ---------        ---------
Cash flows from financing activities:
  Borrowings of long-term debt......................................................          294,365          167,000
  Repayment of long-term debt.......................................................         (333,305)        (100,149)
  Distribution to minority shareholder of subsidiary................................           (2,520)          (2,040)
                                                                                            ---------        ---------
        Net cash (used in) provided by financing activities.........................          (41,460)          64,811
                                                                                            ---------        ---------

Net (decrease) increase in cash and cash equivalents................................          (49,937)          17,573
Cash and cash equivalents, beginning of period......................................           59,145           16,696
                                                                                            ---------        ---------
Cash and cash equivalents, end of period............................................        $   9,208        $  34,269
                                                                                            =========        =========

Supplemental cash flow disclosure:
   Cash paid for interest                                                                   $  44,549        $  73,557
                                                                                            =========        =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

              Notes to Condensed Consolidated Financial Statements

                           March 31, 2000 (unaudited)
                             (Dollars in thousands)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Fox Sports Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, primarily consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2000. These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K, as amended, for the six months ended June 30, 1999.

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

     In July 1999, The News Corporation Limited acquired from Liberty Media Corporation ("Liberty") substantially all of Liberty's 50% interest in the Company and transferred that interest to Fox in exchange for common stock of Fox. In connection with this transaction, voting control of certain majority-owned subsidiaries of the Company, previously held by Liberty, has been acquired by Fox and, accordingly, these subsidiaries are consolidated for the nine months ended March 31, 2000 (See Note 5). These majority-owned subsidiaries which were previously accounted for using the equity method of accounting, are:

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

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

      Notes to Condensed Consolidated Financial Statements -- (Continued)

                           March 31, 2000 (unaudited)
                             (Dollars in thousands)


(3)  Debt

     Debt at March 31, 2000 and June 30, 1999 is summarized as follows:

                                                                                                March 31,           June 30,
                                                                                                  2000               1999
                                                                                               ----------         ----------
                                                                                               (unaudited)
     19/th/ Holdings--Term loan...........................................................     $  400,000         $  400,000
     19/th/ Holdings--Revolver............................................................        288,864            277,000
     Senior Notes.........................................................................        500,000            500,000
     Senior Discount Notes................................................................        322,704            300,786
     Other................................................................................         10,225             23,645
                                                                                               ----------         ----------
                                                                                                1,521,793          1,501,431
     Less current portion.................................................................         (2,431)           (13,253)
                                                                                               ----------         ----------
                                                                                               $1,519,362         $1,488,178
                                                                                               ==========         ==========

     In July 1999, 19th Holdings Corporation ("19th Holdings"), a wholly-owned subsidiary of Fox, acquired the debt outstanding under a bank facility (the "19th Facility") from a group of banks, led by The Chase Manhattan Bank. Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2000 shall be 8%.

(4)  Summarized Financial Information

     Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                    Three Months Ended March 31,          Nine Months Ended March 31,
                                                      2000               1999               2000             1999
                                                    --------           --------           --------         --------
                                                  (unaudited)         (unaudited)        (unaudited)       (unaudited)
Revenues..................................          $279,333           $233,650           $777,277         $623,542
Operating income (loss)...................            17,136            (16,897)            14,022          (66,672)
Net (loss) income.........................           (17,235)            (9,857)           (20,833)         (47,646)


(5)  Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows

     The consolidation of certain majority-owned subsidiaries previously accounted for using the equity method (see Note 1) is a non-cash investing activity that resulted in increases to various assets and liabilities on the Company's condensed consolidated balance sheet that are not reflected in the condensed consolidated statements of cash flows for the nine months ended March 31, 2000. Such increases primarily consisted of a $78,072 increase in investments in equity affiliates, a $47,148 decrease in receivables from equity affiliates and a $20,428 increase in minority interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Transition Report on Form 10-K, as amended, for the six months ended June 30, 1999 under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations."   The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors discussed in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes set forth elsewhere herein.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Transition Report on Form 10-K, as amended, for the six months ended June 30, 1999.

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

     In connection with the acquisition of a 40% interest in Regional Programming Partners ("RPP") and the formation of National Sports Partners and National Advertising Partners, the Company and a group of banks led by The Chase Manhattan Bank, amended and restated an existing credit agreement to permit borrowings by Fox Sports Net, LLC, Fox Sports RPP Holdings, LLC and FX Networks, LLC, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800.0 million (the "Bank Facility"). The Bank Facility was comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the acquisition of the interest in RPP.

     In July 1999, 19th Holdings Corporation ("19th Holdings"), a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19th Holdings subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19th Holdings on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Facility"). The Company currently expects that remaining availability under the 19th Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

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

     The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company at March 31, 2000 and 1999: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN. The Pittsburgh RSN is consolidated in the financial statements of the Company for the nine months ended March 31, 2000.

     As of March 31, 2000 and 1999, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partners and National Advertising Partners. The Pittsburgh RSN is accounted for using the equity method of accounting at March 31, 1999.

     Because the Company reports the results of a significant number of its unconsolidated subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

  Three months ended March 31, 2000 as compared with the three months ended March 31, 1999

     Total revenues for the three months ended March 31, 2000 were $218.8 million, an increase of $46.9 million, or 27%, over the three months ended March 31, 1999. Programming revenue was the largest source of revenue, representing 51% of total revenue, or $112.1 million, for the three months ended March 31, 2000. Advertising and direct broadcast revenue represented 26% and 16%, respectively, of total revenue, or $57.6 million and $35.9 million, respectively, for the three months ended March 31, 2000. For the three months ended March 31, 1999, programming revenue was $84.8 million and advertising and direct broadcast revenue were $40.9 million and $29.5 million, respectively, or 49%, 24% and 17%, respectively, of total revenues.

     Programming and advertising revenue increased by $27.3 million and $16.7 million, respectively in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. These increases represent a 32% and 41% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is primarily due to increases in the average rate per subscriber at the RSNs. Also contributing to the increase is a 4% increase in subscribers at the RSNs, and the continued subscriber growth of FX, which reached 47.4 million households as of March 31, 2000, a 21% increase over March 31, 1999. The increase in advertising revenue of 41% is comprised of a 38% increase in advertising revenue by FX and a 43% increase by the RSNs. Increased primetime Monday through Sunday ratings on FX, coupled with the increase in subscribers, resulted in a 11% increase in average audience during the three months ended March 31, 2000, as compared to the same period in the prior year. The increased ratings together with increased subscribers provided the basis for the significant increase in advertising revenue at FX. The RSNs generated significantly higher advertising revenues in the current period as compared to the same period in the prior year primarily due to an increase in the number of NBA and NHL events in the current period and an increase in the average revenue generated per event.

     Operating expenses totaled $148.9 million for the three months ended March 31, 2000, representing 68% of total revenues and an increase of $28.5 million, or 24%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended March 31, 1999 totaled $120.5 million, or 70% of total revenues. The increase in operating expenses in the current period is primarily due to the increase in rights fees and production expenses of the RSNs resulting from the increase in the number of NBA and NHL events as described above, as well as increased rights fees per event.

     General and administrative expenses totaled $19.9 million for the three months ended March 31, 2000, which represented 9% of total revenues. General and administrative expenses for the three months ended March 31, 1999 totaled $18.4 million, or 11% of total revenues.

     Depreciation and amortization expenses totaled $13.0 million and $6.0 million for the three months ended March 31, 2000 and 1999, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees in the current period.

     Interest expense for the three months ended March 31, 2000 and 1999 totaled $32.4 million and $26.8 million, respectively. The increase in interest expense is primarily due to higher interest rates on debt outstanding under the 19th Facility and additional borrowings.

     Equity loss of affiliates for the three months ended March 31, 2000 and 1999 was $10.3 million and $9.8 million, respectively. FSN Chicago was negatively impacted by increased rights fees and reduced advertising revenues on NBA events and RPP was negatively impacted by the FSN Chicago results and reduced interest income, net, which were substantially offset by improved results at other equity affiliates.


  Nine months ended March 31, 2000 as compared with the nine months ended March 31, 1999

     Total revenues for the nine months ended March 31, 2000 were $628.3 million, an increase of $127.1 million, or 25%, over the nine months ended March 31, 1999. Programming revenue was the largest source of revenue, representing 49% of total revenue, or $309.8 million, for the nine months ended March 31, 2000. Advertising and direct broadcast revenue represented 26% and 16%, respectively, of total revenue, or $165.5 million and $102.5 million, respectively, for the nine months ended March 31, 2000. For the nine months ended March 31, 1999, programming revenue was $238.3 million and advertising and direct broadcast revenue were $119.3 million and $92.3 million, respectively, or 48%, 24% and 18%, respectively, of total revenues.

     Programming and advertising revenue increased by $71.5 million and $46.2 million, respectively in the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. These increases represent a 30% and 39% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs, a 4% increase in subscribers at the RSNs and the continued subscriber growth of FX. The increase in advertising revenue of 39% is comprised of a 51% increase in advertising revenue by FX and a 32% increase by the RSNs. Increased total day Monday through Sunday ratings on FX, coupled with the increase in subscribers, resulted in a 24% increase in average audience during the nine months ended March 31, 2000, as compared to the same period in the prior year. The increased total day ratings together with increased subscribers provided the basis for the 51% increase in advertising revenue at FX. Higher advertising revenues throughout most of the RSNs due to the increase in the number of NBA events and in the average revenue generated per event contributed to the RSNs' 32% increase in advertising revenue in the current period.

     Operating expenses totaled $423.1 million for the nine months ended March 31, 2000, representing 67% of total revenues and an increase of $69.9 million, or 20%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the nine months ended March 31, 1999 totaled $353.2 million, or 70% of total revenues. The increase in operating expenses in the current period is primarily due to the increase in rights fees and production expenses of the RSNs resulting from the increase in the number of NBA events as described above.

     General and administrative expenses totaled $56.0 million for the nine months ended March 31, 2000, which represented 9% of total revenues. General and administrative expenses for the nine months ended March 31, 1999 totaled $67.7 million, or 14% of total revenues. The decrease in general and administrative expenses is primarily due to a decrease in the cash charge to earnings with respect to an equity appreciation rights plan between the periods and a decrease in the provision for potentially unrealizable accounts.

     Depreciation and amortization expenses totaled $31.5 million and $18.9 million for the nine months ended March 31, 2000 and 1999, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees in the current period.

     Interest expense for the nine months ended March 31, 2000 and 1999 totaled $94.6 million and $82.7 million, respectively. The increase in interest expense is primarily due to higher interest rates on debt outstanding under the 19th Facility and additional borrowings.

     Equity loss of affiliates for the nine months ended March 31, 2000 and 1999 was $14.0 million and $22.0 million, respectively. The improvements were primarily at RPP, resulting from increased programming and advertising revenues at its RSNs and improved performance of certain start up businesses, and National Sports Partnership, as compared to the same period in the prior year.

Liquidity and Capital Resources

     The Company's liquidity requirements arise from (i) the funding of general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming,
(iii) the acquisition of programming rights, and (iv) its capital expenditure requirements.

     Net cash provided by (used in) operating activities of the Company for the nine months ended March 31, 2000 and 1999 was $57.3 million and ($23.0 million), respectively.

     Net cash used in investing activities of the Company for the nine months ended March 31, 2000 and 1999 was $65.8 million and $24.2 million, respectively.

     Net cash (used in) provided by financing activities for the Company for the nine months ended March 31, 2000 and 1999 was ($41.5 million) and $64.8 million, respectively.

     The Company has a credit facility with 19th Holdings, a wholly-owned subsidiary of Fox. Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2000 shall be 8%. During the nine months ended March 31, 2000, the Company made net borrowings of $11.9 million bringing the total amount borrowed under the 19th Facility to $688.9 million as of March 31, 2000. The total unused commitment pursuant to the 19th Facility was $111.1 million as of March 31, 2000.

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


                                       FOX SPORTS NETWORKS, LLC


Dated: May 10, 2000
                                       By: /s/ Dennis Farrell
                                           --------------------
                                               Dennis Farrell
                                        Senior Vice President, Finance
                                         (Principal Financial Officer
                                       and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
-----------

27   Financial Data Schedule (for SEC purposes only).