Form 10-K405
period 2000-06-30
FOX SPORTS NETWORKS LLC
filed 2000-09-28
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934 for the fiscal year ended June 30, 2000.

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

                                    PART I

Item 1. Business

Background

  Fox Sports Networks, LLC, a limited liability company organized under the laws of the State of Delaware in April 1996, (together with its subsidiaries, the "Company") is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. Fox Sports Networks, LLC is a holding company which provides cable programming through (i) its sports programming operations, consisting of interests in RSNs and Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming featuring live and replay sporting events and original programming, a national sports news program, the National Sports Report, and other national sports programming services and through (ii) FX Network ("FX"), a general entertainment network.

  The Company is an indirect wholly-owned subsidiary of Fox Entertainment Group, Inc. ("Fox"), a majority-owned subsidiary of The News Corporation Limited ("News Corporation"). The Company was formed in April 1996 as a 50%/50% joint venture between Fox and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of A T & T Corporation ("AT&T"). In July 1999, News Corporation acquired from Liberty substantially all of Liberty's 50% interest in the Company and its businesses. News Corporation transferred the acquired interests to Fox in exchange for common stock of Fox.

  In December 1997, the Company consummated a transaction (the "Rainbow Transaction") with Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"), pursuant to which (i) the Company acquired a 40% interest in Regional Programming Partners ("RPP") which was formed to hold interests in Rainbow's then existing RSNs and Madison Square Garden, L.P. (which, in addition to owning two RSNs, owns the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers, a professional hockey team, and the New York Knicks, a professional basketball team), (ii) the Company and Rainbow formed National Sports Partners (the "National Sports Partnership") as a 50%/50% partnership to operate FSN and (iii) the Company and Rainbow formed National Advertising Partners (the "National Advertising Partnership") as a 50%/50% partnership to act as a national advertising sales representative for FSN and the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company.

  The Company's interests in the sports programming business are derived through its 99.5% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC ("Fox Sports RPP") and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The remainder of the interests in these entities are held by affiliates of Fox.

Overview

  The Company currently owns and operates 12 RSNs (the "O&O RSNs") and currently has direct or indirect equity interests ranging from 20% to 70% in an additional nine RSNs (together with the O&O RSNs, the "Company's RSNs"). The Company's RSNs are complemented by FSN, which provides national programming for distribution by RSNs. The O&O RSNs have rights to telecast live games of 38 professional sports teams in the National Basketball Association (the "NBA"), the National Hockey League (the "NHL"), Major League Baseball ("MLB") and numerous collegiate sports teams. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high prime time ratings and attractive subscriber fees from cable operators.

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming comprising the balance of the schedule. FSN's model is designed to increase the number of viewers before and after, as well as during, local sports events. The Company's programming offers national advertisers the opportunity to purchase national and local advertising from one source in each of the top designated market areas ("DMAs") in the United States. The Company believes that sports programming is extremely attractive to both national and local advertisers due to the high ratings such programming generally achieves in the key male 18-49 demographic.

  The Company currently owns interests in, or is affiliated with, 24 RSNs. These RSNs and the Company have rights to telecast live games of 73 professional sports teams in the NBA, NHL and MLB (out of a total of 79 such teams in the United States) and numerous collegiate sports teams to approximately 70 million households (out of a total of approximately 78 million households receiving basic cable or direct to home ("DTH") satellite service).

  The Company also owns and operates FX, a general entertainment network currently reaching approximately 53 million cable and DTH households. The Company also owns interests in various other entertainment and programming related businesses which it believes are complementary to its principal businesses.

Regional Sports Networks

  The following table lists the O&O RSNs, the Company's ownership interests in such RSNs, such RSNs' primary DMAs, the approximate number of cable subscribers for each of the O&O RSNs (as of June 30, 2000), and the professional sports teams with which each O&O RSN has sports programming rights agreements.

                                                       Subscribers
                       Ownership                           (in
           RSN         Interest(1)         DMA          millions)        Team (League)
           ---         ----------          ---         -----------       ------------
     Fox Sports Net        100%          Dallas/           5.3     Dallas Mavericks (NBA)
        Southwest                      Ft. Worth;                  Dallas Stars (NHL)
                                        Houston;                   Houston Astros (MLB)
                                       San Antonio                 Houston Rockets (NBA)
                                                                   San Antonio Spurs (NBA)
                                                                   Texas Rangers (MLB)
--------------------------------------------------------------------------------------------
     Fox Sports Net        100%       Los Angeles;         4.3     Los Angeles Lakers (NBA)
          West                         San Diego;                  Anaheim Angels (MLB)
                                        Las Vegas                  Los Angeles Kings (NHL)
--------------------------------------------------------------------------------------------
                                                                   Los Angeles Clippers
     Fox Sports Net        100%       Los Angeles;         2.7     (NBA)
                                                                   Mighty Ducks of Anaheim
         West 2                         San Diego                  (NHL)
                                                                   Los Angeles Dodgers
                                                                   (MLB)
--------------------------------------------------------------------------------------------
     Fox Sports Net        100%        Pittsburgh          2.0     Pittsburgh Pirates (MLB)
       Pittsburgh                                                  Pittsburgh Penguins (NHL)
--------------------------------------------------------------------------------------------
     Fox Sports Net        100%          Denver;           1.0     Denver Nuggets (NBA)
     Rocky Mountain                    Kansas City                 Colorado Avalanche (NHL)
                                                                   Colorado Rockies (MLB)
--------------------------------------------------------------------------------------------
     Fox Sports Net        100%      Seattle/Tacoma;       2.2     Seattle Mariners (MLB)
        Northwest                       Portland                   Seattle SuperSonics (NBA)
--------------------------------------------------------------------------------------------
   Fox Sports Net Utah     100%      Salt Lake City        0.6     Utah Jazz (NBA)
--------------------------------------------------------------------------------------------
     Fox Sports Net        100%        St. Louis;          3.2     St. Louis Cardinals (MLB)
         Midwest                      Indianapolis;                St. Louis Blues (NHL)
                                       Kansas City                 Indiana Pacers (NBA)
                                                                   Kansas City Royals (MLB)
--------------------------------------------------------------------------------------------
                                                                   Arizona Diamondbacks
     Fox Sports Net        100%      Phoenix/Tucson        1.1     (MLB)
         Arizona                                                   Phoenix Coyotes (NHL)
--------------------------------------------------------------------------------------------
     Fox Sports Net        100%          Detroit           2.4     Detroit Red Wings (NHL)
         Detroit                                                   Detroit Pistons (NBA)
                                                                   Detroit Tigers (MLB)
--------------------------------------------------------------------------------------------
     Fox Sports Net         88%    Atlanta; Charlotte;     6.7     Atlanta Braves (MLB)
          South                      Raleigh/Durham;               Atlanta Hawks (NBA)
                                        Nashville                  Charlotte Hornets (NBA)
                                                                   Carolina Hurricanes
                                                                   (NHL)
                                                                   Nashville Predators
                                                                   (NHL)
--------------------------------------------------------------------------------------------
        Sunshine          56.4%          Tampa/            3.8     Tampa Bay Lightning (NHL)
         Network                     St. Petersburg/               Miami Heat (NBA)
                                    Sarasota; Miami/               Orlando Magic (NBA)
                                     Ft. Lauderdale;
                                         Orlando
--------------------------------------------------------------------------------------------

(1) All ownership interests are indirect. The Company consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of certain individual entities in the chain of entities holding interests in RSNs and FX include interests held directly by affiliates of Fox and, in certain instances, Liberty. See "Business--Certain Arrangements Regarding Ownership Interests."

  The Company also has a professional rights agreement with the Minnesota Wild
(NHL), an expansion hockey club that will debut with the 2000-01 NHL season.

  In addition, a contract with MLB, expiring after the conclusion of the 2000 MLB season, allows the Company to nationally telecast 26 MLB games per year on each of FX and FSN. The Company has entered into a new 6-year agreement with MLB, which allows the Company to nationally telecast, or sublicense the right to nationally telecast, 52 MLB games per year. This agreement, which begins with the 2001 MLB season, is subject to the approval of MLB's team owners.

  The following table lists the non-managed RSNs in which the Company owns equity interests, the Company's ownership interests in such RSNs, the primary DMAs in which such RSNs operate, the approximate number of subscribers of such RSNs (as of June 30, 2000), and the professional sports teams with which each RSN has sports programming rights agreements.

                 Ownership                            Subscribers
     RSN        Interest(1)           DMA            (in millions)        Team (League)
     ---        -----------           ---            -------------        -------------
Fox Sports Net       70%            Chicago               3.3      Chicago Bulls (NBA)
   Chicago                                                         Chicago Blackhawks (NHL)
                                                                   Chicago White Sox (MLB)
                                                                   Chicago Cubs (MLB)
----------------------------------------------------------------------------------------------
  Home Team        34.3%        Washington, DC;           4.8      Washington Capitals (NHL)
  Sports(2)                        Baltimore                       Washington Wizards (NBA)
                                                                   Baltimore Orioles (MLB)
                                                                   Carolina Hurricanes (NHL)
----------------------------------------------------------------------------------------------
Fox Sports Net       70%         San Francisco/           3.0      San Francisco Giants (MLB)
   Bay Area                    Oakland/San Jose;                   Oakland A's (MLB)
                                  Sacramento/                      Golden State Warriors (NBA)
                                Stockton/Modesto                   San Jose Sharks (NHL)
                                                                   Sacramento Kings(NBA)
----------------------------------------------------------------------------------------------
Fox Sports Net       20%            Boston;               3.4      Boston Celtics (NBA)
 New England                      Providence;
                                    Hartford
----------------------------------------------------------------------------------------------
Fox Sports Net       40%             Tampa/               3.1      Florida Marlins (MLB)
   Florida                  St. Petersburg/Sarasota;               Florida Panthers (NHL)
                                     Miami/                        Tampa Bay Devil Rays (MLB)
                                Ft. Lauderdale;
                                Orlando/Daytona/
                                   Melbourne
----------------------------------------------------------------------------------------------
Fox Sports Net       40%           Cleveland;             2.2      Cleveland Indians (MLB)
     Ohio                           Columbus                       Cleveland Cavaliers (NBA)
                                                                   Columbus Blue Jackets (NHL)
----------------------------------------------------------------------------------------------
Fox Sports Net       40%           Cincinnati             2.6      Cincinnati Reds (MLB)
  Cincinnati
----------------------------------------------------------------------------------------------
Fox Sports Net       40%         New York City            4.7      New York Mets (MLB)
   New York                                                        New Jersey Nets (NBA)
                                                                   New York Islanders (NHL)
                                                                   New Jersey Devils (NHL)
----------------------------------------------------------------------------------------------
 MSG Network         40%         New York City            6.6      New York Yankees (MLB)
                                                                   New York Knicks (NBA)
                                                                   New York Rangers (NHL)
----------------------------------------------------------------------------------------------

(1) All ownership interests are indirect. The Company consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of individual entities in the chain of entities holding interests in RSNs include interests held by affiliates of Fox and, in certain instances, Liberty. See "Business--Certain Arrangements Regarding Ownership Interests."

(2) On August 28, 2000, the Company entered into an agreement (the "Comcast/Viacom Agreement") with Comcast Corporation ("Comcast") and Viacom Inc. ("Viacom"), pursuant to which the Company agreed to sell its interest in Home Team Sports to Comcast and agreed to purchase the regional sports programming business known as Midwest Sports Channel ("Midwest Sports Channel") from Viacom. On the closing of the sale, the affiliation agreement between Home Team Sports and FSN will be extended through October 30, 2009. The closing under the Comcast/Viacom Agreement, which is conditioned upon receipt of regulatory approvals, is expected to take place in late 2000.

  The following table lists third-party-owned RSNs currently affiliated with FSN, the primary DMAs in which such RSNs operate and the professional sports teams currently associated with such RSNs.

            RSN                             DMA                        Team (League)
            ---                             ---                        ------------
          Comcast                      Philadelphia           Philadelphia Phillies (MLB)
         SportsNet                                            Philadelphia 76ers (NBA)
                                                              Philadelphia Flyers (NHL)
------------------------------------------------------------------------------------------
       Midwest Sports                  Minneapolis/           Minnesota Twins (MLB)
         Channel(1)                      St. Paul;            Milwaukee Brewers (MLB)
                                         Milwaukee            Minnesota Timberwolves (NBA)
                                                              Milwaukee Bucks (NBA)
------------------------------------------------------------------------------------------
           Empire                         Buffalo             Buffalo Sabres (NHL)
------------------------------------------------------------------------------------------

(1) Pursuant to the Comcast/Viacom Agreement, the Company has agreed to buy Midwest Sports Channel from Viacom.

 Owned and Operated RSNs

    Southwest. Launched in 1983, the Southwest RSN's coverage area includes Texas, Oklahoma, Arkansas, Louisiana and parts of New Mexico. As of June 30, 2000, there were approximately 5.3 million subscribers, representing 92% penetration of total basic cable subscribers in the region. The Southwest RSN currently has professional rights agreements with the Dallas Mavericks (NBA), the Houston Astros (MLB), the Dallas Stars (NHL), the San Antonio Spurs (NBA), the Houston Rockets (NBA) and the Texas Rangers (MLB) and collegiate contracts covering the Big 12.

    West. Launched in 1985, the West RSN's coverage area includes southern California, Nevada and Hawaii. As of June 30, 2000, there were approximately 4.3 million subscribers, representing 96% penetration of total basic subscribers in the region. The West RSN currently has professional rights agreements with the Los Angeles Lakers (NBA), the Los Angeles Kings (NHL) and the Anaheim Angels (MLB) as well as collegiate contracts covering the University of Southern California, the University of California, Los Angeles and other PAC-10 teams.

    West2. Launched in 1997, the West2 RSN is a second channel in the southern California region. As of June 30, 2000, there were approximately
  2.7 million subscribers, representing 94% penetration of total basic subscribers in the region. The West2 RSN currently has professional rights agreements with the Los Angeles Dodgers (MLB), the Mighty Ducks of Anaheim
  (NHL) and the Los Angeles Clippers (NBA).

    Pittsburgh. Launched in 1986, the Pittsburgh RSN's coverage area includes Pennsylvania, eastern Ohio, West Virginia and parts of New York and Maryland. As of June 30, 2000, there were approximately 2.0 million subscribers, representing 87% penetration of total basic subscribers in the region. The Pittsburgh RSN currently has professional rights agreements with the Pittsburgh Pirates (MLB) and the Pittsburgh Penguins (NHL) and collegiate sublicenses for games of the University of Pittsburgh and The Pennsylvania State University.

    Rocky Mountain. Launched in 1988, the Rocky Mountain RSN's coverage area includes Colorado, Kansas, Missouri, Nebraska, New Mexico, South Dakota and Wyoming. As of June 30, 2000, there were approximately 1.0 million subscribers, representing 94% penetration of total basic subscribers in the region. The Rocky Mountain RSN currently has professional rights agreements with the Denver Nuggets (NBA), the Colorado Avalanche (NHL), and the Colorado Rockies (MLB) and collegiate contracts covering the Big 12 and Western Athletic Conferences.

    Northwest. Launched in 1988, the Northwest RSN's coverage area includes Washington, Oregon, Idaho, Alaska and western Montana. As of June 30, 2000, there were approximately 2.2 million subscribers, representing 92% penetration of total basic subscribers in the region. The Northwest RSN currently has professional rights agreements with the Seattle Mariners
  (MLB) and the Seattle SuperSonics (NBA) and collegiate contracts covering University of Washington, Washington State University, the University of Oregon, Oregon State University and the Big Sky Conference.

    Utah. Launched in 1989, the Utah RSN's coverage area includes Utah, southern Idaho, Montana, Nevada and western Wyoming. As of June 30, 2000, there were approximately 0.6 million subscribers, representing 93% penetration of total basic subscribers in the region. The Utah RSN currently has a professional rights agreement with the only professional sports team in the region, the Utah Jazz (NBA), and collegiate contracts covering the Western Athletic and Big Sky Conferences.

    Midwest. Launched in 1989, the Midwest RSN's coverage area includes Missouri, Indiana, Kentucky, Ohio, eastern Wisconsin and southern Illinois. As of June 30, 2000, there were approximately 3.2 million subscribers, representing 96% penetration of total basic subscribers in the region. The Midwest RSN currently has professional rights agreements with the St. Louis Cardinals (MLB), the Indiana Pacers (NBA), the St. Louis Blues (NHL) and the Kansas City Royals (MLB) and collegiate contracts covering the Big 12 Conference.

    Arizona. Launched in 1996, the Arizona RSN's coverage area includes Arizona and parts of Nevada. As of June 30, 2000, there were approximately
  1.1 million subscribers, representing 96% penetration of total basic subscribers in the region. The Arizona RSN has professional rights agreements with the Phoenix Coyotes (NHL) and the Arizona Diamondbacks
  (MLB) and collegiate contracts covering the University of Arizona and Arizona State University.

    Detroit. Launched in September 1997, the Detroit RSN, as of June 30, 2000, had approximately 2.4 million subscribers, representing 95% penetration of total basic subscribers in the region. The Detroit RSN's coverage area includes Michigan and northern Ohio. The Detroit RSN has professional rights agreements with the Detroit Red Wings (NHL), the Detroit Pistons (NBA) and the Detroit Tigers (MLB) and collegiate contracts covering teams from the Big 10 Conference.

    South. The Company owns 88% of the South RSN and the remaining 12% of the South RSN is owned by E.W. Scripps Company. Launched in 1990, the South RSN's coverage area includes Georgia, Alabama, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee. As of June 30, 2000, there were approximately 6.7 million total subscribers, representing 97% penetration of total basic subscribers in the region. The South RSN currently has professional rights agreements with the Atlanta Braves (MLB), the Atlanta Hawks (NBA), the Charlotte Hornets (NBA), the Nashville Predators (NHL) and the Carolina Hurricanes (NHL) and collegiate contracts covering the South East and Atlantic Coast Conferences. See "Business--Certain Arrangements Regarding Ownership Interests."

    Sunshine. The Company currently owns 56.4% of the Sunshine RSN and the remaining 43.6% of the Sunshine RSN is owned by various Multiple System Operators ("MSOs") operating in the region, including Comcast, Cox, Adelphia and AT&T. Launched in 1988, the Sunshine RSN coverage area includes most of Florida. As of June 30, 2000, there were approximately 3.8 million subscribers, representing 95% penetration of total basic subscribers in the region. The Sunshine RSN currently has professional rights agreements with the Orlando Magic (NBA), the Miami Heat (NBA) and the Tampa Bay Lightning (NHL) and collegiate contracts covering the University of Florida, Florida State University and the University of Miami. See "Business--Certain Arrangements Regarding Ownership Interests."

 Non-Managed RSNs

  The Company owns equity interests in, but does not manage, the following
RSNs:

    Chicago. The Company directly owns 50% of the Chicago RSN and owns an additional 20% of the Chicago RSN indirectly through RPP. A subsidiary of RPP currently owns 50% of the Chicago RSN and is the managing partner. Launched in 1986 and affiliated with FSN since January 1998, the Chicago RSN's coverage area includes Illinois, Iowa, Indiana and Wisconsin. As of June 30, 2000, there were approximately 3.3 million subscribers, representing 94% penetration of total basic subscribers in the region. Featured teams in this region include the Chicago Bulls (NBA), the Chicago Blackhawks (NHL), the Chicago White Sox (MLB), and the Chicago Cubs (MLB). Collegiate contracts cover DePaul University as well as the Big 10 Conference.

    D.C./Baltimore. The Company owns 34.3% of the D.C./Baltimore RSN, which operates under the name Home Team Sports ("HTS"), and the remaining 65.7% of the D.C./Baltimore RSN is owned by Viacom Inc. Launched in 1984 and affiliated with FSN since 1996, the D.C./Baltimore RSN's coverage area includes Maryland, parts of Washington, D.C., Delaware, Virginia and parts of North Carolina. As of June 30, 2000, there were approximately 4.8 million subscribers, representing 98% penetration of total basic subscribers in the region. Featured teams include the Baltimore Orioles
  (MLB), the Washington Capitals (NHL), the Washington Wizards (NBA) and the Carolina Hurricanes (NHL), and college contracts covering teams in the Big East Conferences, Atlantic Coast Conference and Colonial Athletic Association. The Company has entered into the Comcast/Viacom Agreement regarding, among other things, the sale of the Company's interest in the D.C./Baltimore RSN to Comcast. The sale, which is conditional on the receipt of regulatory approvals, is expected to close in late 2000.

    Bay Area. The Company directly owns 50% of the Bay Area RSN and owns an additional 20% of the Bay Area RSN through RPP. A subsidiary of RPP currently owns 50% of the Bay Area RSN and is the managing partner. Launched in 1990 and affiliated with FSN since January 1998, the Bay Area RSN's coverage area includes northern California, southern Oregon, Hawaii and northern Nevada. As of June 30, 2000, there were approximately 3.0 million subscribers, representing 91% penetration of total basic subscribers in the region. Featured professional teams include the San Francisco Giants (MLB), the Oakland A's (MLB), the Golden State Warriors
  (NBA), the Sacramento Kings (NBA) and the San Jose Sharks (NHL), while collegiate contracts cover Stanford University and the University of California, Berkeley.

  Through its 40% ownership interest in RPP, the Company holds indirect ownership interests, in the following RSNs:

    New England. RPP manages and owns 50% of the New England RSN. Launched in 1984 and affiliated with FSN since January 2000, the New England RSN's coverage area includes Massachusetts, Rhode Island, Vermont, New Hampshire, Maine and parts of Connecticut. As of June 30, 2000, there were approximately 3.4 million subscribers, representing 87% penetration of total basic subscribers in the region. The featured professional team is the Boston Celtics (NBA).

    Florida. RPP manages and owns 100% of the Florida RSN. In January 2000, RPP increased its ownership interest in the Florida RSN to 100% by purchasing Front Row Communications, Inc.'s 70% ownership interest. Launched in 1993 and affiliated with FSN since March 2000, the Florida RSN's coverage area includes the State of Florida. As of June 30, 2000, there were approximately 3.1 million subscribers, representing 94% penetration of total basic subscribers in the region. Featured professional teams include the Florida Marlins (MLB), the Florida Panthers (NHL) and the Tampa Bay Devil Rays (MLB).

    Ohio. RPP manages and owns 100% of the Ohio RSN. Launched in 1989 and affiliated with FSN since January 1998, the Ohio RSN's coverage area includes Ohio, western Pennsylvania, northwest New York, West Virginia and Kentucky. As of June 30, 2000, there were approximately 2.2 million subscribers, representing 90% penetration of total basic subscribers in the region. Featured professional teams include the Cleveland Indians (MLB), the Cleveland Cavaliers (NBA) and, commencing with the 2000-01 NHL season, the Columbus Blue Jackets
  (NHL).

    Cincinnati. RPP manages and owns 100% of the Cincinnati RSN. Launched in 1989 and affiliated with FSN since January 1998, the Cincinnati RSN's coverage area includes Ohio, Kentucky and Indiana. As of June 30, 2000, there were approximately 2.6 million subscribers, representing 94% penetration of total basic subscribers in the region. The featured professional team is the Cincinnati Reds (MLB).

    New York. RPP owns and operates two RSNs in the New York region: The Madison Square Garden Network ("MSG") and Fox Sports Net New York. RPP manages and owns 100% of each of MSG and Fox Sports Net New York.

    Acquired in 1994 as Madison Square Garden Network, MSG's coverage area includes New York and parts of New Jersey and Connecticut. As of June 30, 2000, there were approximately 6.6 million subscribers in the region. Featured professional teams include the New York Knicks (NBA), the New York Rangers (NHL) and the New York Yankees (MLB).

    Launched in 1982 and an affiliate of FSN since January 1998, Fox Sports Net New York's coverage area includes New York and parts of New Jersey and Connecticut. As of June 30, 2000, there were approximately 4.7 million subscribers in the region. Featured professional teams include the New Jersey Nets (NBA), the New York Islanders (NHL), the New Jersey Devils
  (NHL) and the New York Mets (MLB).

    Through its ownership of MSG, L.P., RPP has a 100% ownership interest in the New York Knicks (NBA), the New York Rangers (NHL), the Madison Square Garden entertainment complex and Radio City Productions LLC ("RCP"). RPP also has a 100% ownership interest in Metro Channel LLC, a company established by Rainbow to own and operate the Metro Channels. The Metro Channels are intended to provide programming of particular interest to the regions in which they operate, such as local news, business, entertainment and sports.

 Rights Agreements

  The right to telecast professional sports events is obtained through rights agreements between an RSN and an individual professional sports team. Rights agreements are generally for a specified number of games per season for a specified number of years and for a specified market area as determined by the respective leagues. The acquisition of programming rights pursuant to a rights agreement allows an RSN to telecast those games which are subject to the agreement on an exclusive basis. The average term of rights agreements (from commencement to scheduled termination) entered into by the O&O RSNs during the year ended June 30, 2000 is 8.9 years. Certain of the rights agreements contain provisions for early termination or renegotiation of the terms therein prior to their scheduled termination. In addition, the O&O RSNs' rights agreements generally contain certain rights with respect to a subsequent term such as rights of first refusal, rights of first negotiation or rights to match offers made by third parties. The Company's objective is to renew O&O RSN rights contracts on favorable terms. However, the renewal costs could substantially exceed the original contract cost, the O&O RSNs could be outbid for such rights contracts or rights holders could elect to retain the rights for their own use. The loss of rights could impact the extent of the Company's regional sports coverage, which could adversely affect the Company's ability to sell local and national advertising time and, in some cases, to maintain affiliate fees. See "Business--Competition," "Business--Advertising" and "Business--Affiliated Cable Systems and Subscribers."

  The collection of rights agreements of the Company and its O&O RSNs is diversified, with a total of 38 professional rights contracts. These contracts include rights to 12 MLB teams, 14 NBA teams and 12 NHL teams. The O&O RSNs, through their affiliation with FSN, also have rights to three of the country's top collegiate football conferences, the PAC-10, Big 12 and Conference USA and two of the country's top collegiate basketball conferences, the PAC-10 and, beginning in November 2001, the Atlantic Coast Conference.

 Fox Sports Direct

  Fox Sports Direct packages and distributes via satellite the programming of various RSNs. In addition to providing sports programming produced by the O&O RSNs, Fox Sports Direct also distributes sports programming produced by certain third-party-owned RSNs pursuant to agreements with such RSNs. Fox Sports Direct's sports programming is currently distributed to approximately
6.7 million DTH households. Fox Sports Direct packages the programming of various RSNs for distribution to the Ku-Band marketplace by DirecTV, Inc. ("DirecTV") and EchoStar Communications Corporation's Dish network ("Dish Network").

 Fox Sports Net

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time, with national FSN programming during the balance of the schedule. The primary function of FSN is to complement regional sports programs with a synchronized schedule of national programming, the cornerstone of which is the National Sports Report. The National Sports Report provides detailed coverage of sports news nationwide. The National Sports Report, which airs at 10:00 pm and 12:00 am locally in each time zone, is complimented by the Regional Sports Report. The Regional Sports Report is a half hour sports news program, broadcast at 11:00 pm locally in each RSN's region, dedicated to providing coverage of the local professional and collegiate teams within the RSN's region, as well as other sports news of interest within the region. FSN also provides other sports programming events, including nationally televised MLB games, NCAA college football and basketball, boxing, PGA golf, Formula One racing, and other sporting events, as well as original sports-related programming such as The Last Word, You Gotta See This! and Goin' Deep. In addition to providing national programming, FSN also supplies corporate and marketing support, as well as technical operations to the Company's RSNs.

  FSN has entered into affiliation agreements with RSNs across the country including the Company's RSNs, and, in certain regions where the Company does not hold interests in RSNs, with third-party-owned RSNs. These agreements allow the RSNs to carry certain programming of FSN in exchange for a per subscriber fee. The affiliation agreements also permit FSN to market and sell advertising time during the national portions of the RSN's programming schedule. Pursuant to separate advertising representation agreements, the National Advertising Partnership is permitted to sell advertising time for the RSN during portions of the RSN's regional sports programming.

 Affiliated Cable Systems and Subscribers

  During the year ended June 30, 2000, the O&O RSNs generated approximately 65% of their revenues, excluding DTH revenues, from subscriber fees paid by affiliated cable systems. As of June 30, 2000, the O&O RSNs transmitted programming to approximately 5,800 local affiliated cable systems in 35 states.

  Each of the O&O RSNs enters into affiliation agreements with MSOs and/or individual cable system operators. In certain instances, the Company has entered into agreements with MSOs that encompass more than one RSN. Such agreements typically run for five to seven years and generally provide for annual rate increases. Under these affiliation agreements, cable system operators must distribute the RSN service to a certain number of subscribers and/or maintain a certain subscriber base penetration level. The same criteria are generally used as the basis for calculating the monthly fees paid by the cable operator to the Company for its programming. The Company's RSNs command license fees in excess of average fees charged by basic cable networks overall, but generally consistent with fees charged by other cable network providers of live regional sports programming. The Company's affiliation agreements have staggered expiration dates, with an average maturity of approximately six years (from commencement to scheduled termination).

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

 Advertising

  FSN and the Company's RSNs derive significant revenues from selling a fixed supply of advertising inventory, comprised of advertising time slots ("units") shown during the Company's national and regional programming. The inventory is divided among national network, national spot and local advertising. Regional professional sports events such as basketball, hockey and baseball, as well as other local sports programming, currently carry both national spot and local advertising. Network programming such as the National Sports Report, nationally televised MLB games and PGA golf includes national network, national spot and local advertising.

  Commencing in July 2000, the O&O RSNs' local advertising sales force combined with the advertising sales force of FEG's Fox Television Stations Group ("FTS"). On behalf of the O&O RSNs, and under the direction of the FTS local owned and operated television stations, this combined advertising sales force began to sell all of the local and national spot advertising inventory within the Company's regional and national programming shown on the RSNs. The Company believes that using the combined FTS advertising sales force will enhance the value of its advertising inventory. The National Advertising Partnership continues to sell the national network advertising inventory.

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

  The Company's advertising revenues are derived primarily from sales of advertising units, and to a lesser extent, from 30 to 60 minute program advertising. Advertisers on FSN include nationally known companies in the entertainment, beverage, packaged goods, fast food, communications, automotive, retail, insurance, banking and travel industries.

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

  After receiving the remote feed, the Master Control "traffics" the event, inserting commercial inventory and on-air promotion spots in formatted positions. The signal of the RSN, including such event, is then uplinked from the Master Control to the RSN's transponder, where the local cable system operator, or MSO, can downlink the signal. After accessing the RSN signal from the transponder, the cable system operator delivers the signal to the cable subscriber via hard-wired coaxial cable. In the case of DTH distribution, DirecTV and Dish Network downlink the RSN's signal and re-uplink to their satellites, where their subscribers downlink the signal to Ku-Band dishes at their homes or establishments.

  FSN provides 24 hours of national programming each day, which is made available for all affiliated RSNs. Each RSN has the opportunity to receive and deliver the national programming when no regional professional sports event or locally-produced programming is available. This national service is treated like a separate RSN with its own Master Control and technical operations.

  The National Sports Report is produced live daily from 3:00 p.m. until 12:00 a.m. Pacific time. The show is delivered to the Company's uplink facility located in Houston via a direct fiber optic connection. A separate news integration control studio, which uses technology similar to a Master Control, brings each affiliated RSN into and out of the live news telecast. Once a professional sports event or other regularly scheduled program ends, the RSN joins the news telecast. The integration studio makes sure that each RSN joins the National Sports Report during a commercial break only, and never during the program in progress. Commercial inserts and on-air promotional materials are handled through each RSN's Master Control.

FX

  FX was launched in June 1994. FX currently reaches approximately 53 million cable and DTH households and has become a popular choice among viewers. FX's strength has been derived from its ability to bring award-winning television series to cable, its access to the Fox film library and its development of original programming. In addition, FX carries sports programming with live coverage of national MLB games airing one night per week, and NASCAR events, including both Winston Cup and Busch series races, beginning in February 2001.

  FX's line-up for the Fall 2000 season includes such syndicated hits as "M*A*S*H," "Beverly Hills 90210," "The X-Files," "NYPD Blue," and "Married With Children," and original programming, including "Son of the Beach," a Howard Stern production, "The X-Show," a 5 night a week, one hour talk show, and "The Toughman World Championship" series. FX also debuted its first original movie, "Deliberate Intent," in August 2000. Current network hits "Ally McBeal," "The Practice" and "Buffy the Vampire Slayer" will be added to FX's programming schedule upon their cable availability. FX also continues to increase its presence as a leading general entertainment cable network by having recently acquired the cable rights to "That '70s Show" as well as a slate of recently released feature films including "The Green Mile," "Sixth Sense," "American Pie" and "The Insider."

  FX is distributed from a Master Control located in Los Angeles. FX has two transponders to provide alternate programming feeds for the east and west coast time zones. Each feed has its own dedicated transponder which cable system operators access via their system head-ends and distribute to subscribers via co-axial cable. Overall, FX's distribution functions much like an RSN, with the exception of the dual feeds for the two different time zones.

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

  The Company's RSNs and FX directly compete with other programming services for distribution and, when distribution is obtained, the Company's RSNs and FX compete, in varying degrees, for viewers and advertisers with other cable programming services and over-the-air broadcast television, radio, Internet, print media, motion picture theaters, video cassettes and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

  Increased competition for viewers in the cable industry may result from technological advances, such as digital compression technology, which allows cable systems to expand channel capacity; the further deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than co-axial cable; and "multiplexing," in which programming services offer more than one feed of their programming. The increased number of choices available to the Company's viewing audience as a result of such technological advances may lead to a reduction in the Company's market share. The Company competes or expects to compete in the future for advertising revenue with the television programming services described above, as well as with other national television programming services, superstations, broadcast television networks, local over-the-air television stations, Internet, radio and print media.

 RSNs

  The Company distributes a full range of sports programming on both a national and regional level, with the Company's major focus being on regional sports programming. On a national level, the Company's primary competitor is ESPN, and to a lesser extent, ESPN2. In addition, ESPNews and CNN/SI, each offer a 24 hour sports news format which competes directly with the National Sports Report. In regional markets, the Company's RSNs compete with other regional sports networks, including those operated by team owners and other sports programming providers and distributors.

  In addition to competition for cable distribution, viewers and advertisers, the Company's RSNs also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, FSN competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The Company's RSNs also compete for local and regional rights with those independent syndicators, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems. The owners of teams may also launch their own regional sports networks and contract with cable television systems for carriage. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks.

 FX

  FX faces competition in the acquisition of distribution rights to programming. FX competes for programming with other cable networks and broadcast networks.

Satellite Distribution

  All programming for the Company is transmitted from the Company's facilities located in Houston and Los Angeles. Local teleports near each facility provide uplink services to deliver the Company's programming to transponders on various geosynchronous satellites which, in turn, are received by cable system operators, DTH services and other customers.

  Presently, each regional sports network has a dedicated feed which is transmitted to a transponder as either a digital or an analog signal. In addition, a network feed is transmitted to a transponder as a means of distributing FSN programming (including the National Sports Report) to the Company's RSNs. Each cable system head-end has equipment which is controlled remotely from the Company's Houston location. This provides the Company with substantial flexibility to "switch" the programming for an individual region or sub-region to alternative programming in order to accommodate regional variations in broadcast rights for certain teams and events.

  Programming for FX is distributed using two separate feeds on two separate satellite transponders, one for the Eastern, Central and certain portions of the Mountain time zone and one for all other portions of the Mountain time zone and the Pacific time zone.

  The Company's business depends upon the launch and operation of satellites by third parties. As of June 30, 2000, the Company leased 12 full-time transponders. Six of these 12 transponders, with leases expiring between August 2001 and 2006, are used by its domestic sports networks. Of these six transponders, three are on the Hughes Galaxy XI satellite and are leased from PanAmSat Corporation. With respect to the remaining three full-time domestic sports transponders, all three are leased from GE Americom ("GE") (one on GE-1, one on Satcom C-3 and one on GE-3). The remaining six of the 12 transponders are used by entities other than the Company's domestic sports networks. Of these six transponders, one each is leased from Broadcast Development, Inc. on the Hughes Galaxy XI satellite, from GE on Satcom C-1, from GE via a WTCI sublease on Satcom C-1, from GE on Satcom C-3, from PanAmSat on the Hughes Galaxy XI satellite and one is leased from Unlimited Satellite Services on GE-3. FX uses one of these transponders and shares a transponder on the Hughes Galaxy XI Satellite with two domestic sports networks. The others are subleased to Fox News Channel and Fox Movie Channel (both affiliates of Fox) and NDTC (an affiliate of Liberty) and two transponders will be used as existing transponder leases expire. See "Certain Relationships and Related Transactions."

  The Company has successfully completed the digital compression of its transmissions to three of the four transponders on Galaxy XI. Through compression, the Company is able to combine up to eight services on one transponder, using bit rates ranging from 4 to 7 megabits per second. This has improved signal quality, programming and "switching" capability, growth opportunities, and has also resulted in significant cost savings due to the reduced transponder requirements. See "Certain Relationships and Related Transactions."

  Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. Because the Company's primary satellites (Galaxy XI and Satcom C-1) are already in orbit, the Company does not expect to face any significant launch risks over the next several years. In 2014, which is the projected end of useful life for Galaxy XI, the Company might again face satellite launch risk, depending on the selected transponder migration plans at that time. Failure or disruption of satellites that are already operational, such as Satcom C-3 and Galaxy XI, could have an adverse effect on the Company. The Galaxy XI and Satcom C-3 transponder leases are "protected," in that these leases provide for transmission on a back-up satellite should a serious transmission or reception fault occur. As a result of full implementation of the Company's digital compression plan in 1999, all of the Company's services are either on Galaxy XI or Satcom C-3, and, thus are "protected," or the capacity exists to allow all of the services to be on these protected transponders.

Regulation and Legislation

  Certain aspects of the Company's programming operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), which amended the 1984 Act, and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level.

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

 Federal Regulation and Legislation

  FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty's ownership interest in News Corporation, the Company's programming services are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in the programming services of RPP. The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multichannel multipoint distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which an AT&T cable system or a Cablevision system with 75 channels or less will not be able to carry one or more of the Company's services (or in the case of Cablevision, an RPP service) or will have to remove another affiliated channel.

  The FCC's regulations concerning political advertising also apply to certain cable television programming services carried by cable system operators. The Company must provide program ratings information and increased closed captioning of its cable programming services to comply with FCC regulations, and may have to provide video descriptions on some of its services, which could increase its operating expenses.

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

Patents, Trademarks and Licenses

  In connection with the formation of the Company and the Rainbow Transaction, Twentieth Century Fox Film Corporation and Fox Broadcasting Company agreed to grant the Company, its O&O RSNs and the RSNs managed by RPP a non-exclusive, royalty free license to use the "FOX" brand name and certain related artwork. See "Certain Relationships and Related Transactions."

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

Employees

  As of June 30, 2000, the Company, together with its O&O RSNs and other subsidiaries, had 1,376 full-time employees. The Company also regularly engages freelance creative staff and other part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.

Certain Arrangements Regarding Ownership Interests

  South. The South RSN is operated through SportSouth Network, Ltd. ("South Ltd."). LMC Southeast Sports, Inc. ("LMC Southeast") holds a 1% limited partnership capital interest and a 43% general partnership capital interest in South Ltd. SportSouth Holdings, LLC (jointly owned by LMC Southeast and LMC Southeast's direct parent) holds a 1% general partnership profits interest and a 43% limited partnership profits interest and Liberty SportSouth Inc. (a wholly-owned subsidiary of LMC Southeast) holds a 1% general partnership capital and profits interest and a 43% limited partnership capital and profits interest in South Ltd. The remaining 12% general partnership interest in South Ltd. is held by E.W. Scripps Company. Liberty/Fox Southeast LLC, a subsidiary of Fox Sports Net, LLC, holds 100% of the equity interest and 49% of the voting interest of LMC Southeast and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest.

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

  Sunshine. The Sunshine RSN is operated through Sunshine Network, a joint venture with ARC Ltd. holding a 49% interest and Sunshine Network of Florida, Ltd. ("SNFL") holding a 51% interest. LMC Sunshine, Inc. holds a 14.362% limited partnership interest in SNFL and Sunshine Network, Inc. ("SNI"), an entity in which LMC Sunshine, Inc. holds a 14.507% interest, holds a 1% general partnership interest. The remaining interests in SNFL, Ltd. are held by various regional cable MSOs. Liberty/Fox Sunshine LLC, a subsidiary of Fox Sports Net, LLC, holds 100% of the equity interest and 49% of the voting interest of LMC Sunshine, Inc. and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. In October 1998, the Company, together with certain other partners in SNFL and shareholders of SNI, acquired Time Warner Entertainment's 29.647% limited partnership interest in SNFL and 29.946% interest in SNI, respectively.

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

  Rainbow holds a 60% general partnership interest in RPP and Fox Sports RPP holds a 40% general partnership interest. The Company holds a 99% membership interest in Fox Sports RPP, FRSM holds a .5% membership interest and FRSM II holds a .5% membership interest.

  D.C./Baltimore. The D.C. Baltimore RSN is operated through Home Team Sports Limited Partnership ("D.C./Baltimore LP"). Affiliated Regional Communications, Ltd. ("ARC Ltd.') holds a 34.3% limited partnership interest in D.C./Baltimore LP and the remaining interest is held by Viacom Inc. ARC Ltd. holds a 99% limited partnership interest in ARC Holding and Sports Holding Inc., a wholly-owned subsidiary of ARC Ltd., holds a 1% general partnership interest. Liberty/Fox ARC L.P. ("ARC L.P.") holds a 100% equity interest and 62.6799% capital limited partnership interest in ARC Ltd. and Liberty ARC, Inc., wholly owned by LMC Regional Sports, Inc., an affiliate of Liberty, holds a 37.3201% capital general partnership interest. Fox Sports Net, LLC holds a 98% limited partnership interest in ARC L.P., New LMC ARC, Inc., a subsidiary of Liberty, holds a 1% general partnership interest and FRSM holds a 1% limited partnership interest. The Company has entered into the Comcast/Viacom Agreement regarding, among other things, the sale of the Company's interest in the D.C./Baltimore RSN to Comcast. The sale, which is conditioned on the receipt of regulatory approvals, is expected to close in late 2000.

  Bay Area. The Bay Area RSN is operated through SportsChannel Pacific Associates ("San Francisco Associates"). RPP holds a 50% interest in San Francisco Associates and Fox Sports Net Bay Area Holdings, LLC holds a 50% interest.

  New England. The New England RSN is operated through SportsChannel New England Limited Partnership. RPP holds a 50% ownership interest in the New England RSN and AT&T holds a 50% interest.

  Florida. The Florida RSN is operated through SportsChannel Florida Associates ("Florida Associates"), a wholly owned subsidiary of RPP.

  Ohio. The Ohio RSN is operated through SportsChannel Ohio Associates ("Ohio Associates"), a wholly-owned subsidiary of RPP.

  Cincinnati. The Cincinnati RSN is operated through SportsChannel Cincinnati Associates ("Cincinnati Associates"), a wholly-owned subsidiary of RPP.

  New York. RPP currently owns and operates two RSNs in the New York region:
The Madison Square Garden Network, operated through Madison Square Garden, L.P. ("MSG, L.P."), and Fox Sports Net New York, operated through
SportsChannel Associates ("SportsChannel New York Associates"), a wholly-owned subsidiary of MSG, L.P. MSG, L.P. is a wholly-owned subsidiary of RPP.

Item 2. Properties

  The Company's corporate facilities are located in Los Angeles, California where it leases approximately 64,000 square feet of office space from New World Communications Group Incorporated, an indirect, wholly-owned subsidiary of Fox. See "Certain Relationships and Related Transactions."

  In addition to the corporate facilities, the Company also leases office facilities located in the market of each of the O&O RSNs, technical and uplink facilities located in Houston, Texas and Los Angeles, California and various sales offices located throughout the United States. The Company has national ad sales offices in New York, Boston, Atlanta, Detroit, Chicago, Dallas, Los Angeles and San Francisco. The Company's RSNs have sales offices in Hollywood (Florida), Kansas City, Indianapolis, Charlotte, and St. Petersburg and a public affairs office in Tallahassee. The O&O RSNs lease office space within the market that they serve and are summarized as follows:

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

Item 3. Legal Proceedings

  As of June 30, 2000 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

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

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not Applicable.

Item 6. Selected Financial Data

  The selected financial data of the Company as of June 30, 2000 and 1999, December 31, 1998 and 1997 and for the year ended June 30, 2000, the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants. The selected financial data of the Company as of June 30, 1998 and for the twelve months ended June 30, 1999 and the six months ended June 30, 1998 are unaudited.

  The selected financial data of Liberty Sports, Inc. and subsidiaries-- Domestic Operations set forth below for the period January 1, 1996 to April 29, 1996 is derived from the combined financial statements of Liberty Sports, Inc. and subsidiaries--Domestic Operations ("LSI Domestic") as audited by KPMG LLP, independent auditors.

  The selected financial data of FX Networks, LLC set forth below for the ten month period ended April 29, 1996 is derived from the financial statements as audited by Arthur Andersen LLP, independent public accountants.

  The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

                                  THE COMPANY
                            (Dollars in thousands)

                                        Twelve
                                        months    Six months  Six months
                          Year ended    ended       ended       ended      Year ended   Year ended  April 30 to
                           June 30,    June 30,    June 30,    June 30,   December 31, December 31, December 31,
                             2000        1999        1999        1998         1998         1997         1996
                          ----------  ----------  ----------  ----------  ------------ ------------ ------------
                                      (unaudited)             (unaudited)
Statement of Operations:
Revenues................  $  871,666   $693,424   $  364,253   $326,023    $  655,194   $  471,792   $ 144,792
                          ----------   --------   ----------   --------    ----------   ----------   ---------
Expenses:
 Operating..............     614,980    528,791      296,059    250,300       485,276      420,888     197,445
 General and
  administrative........      75,834     88,583       39,264     41,343        90,662       65,558      31,609
 Depreciation and
  amortization..........      48,094     25,108       12,239     11,094        21,662       18,968       8,507
                          ----------   --------   ----------   --------    ----------   ----------   ---------
                             738,908    642,482      347,562    302,737       597,600      505,414     237,561
                          ----------   --------   ----------   --------    ----------   ----------   ---------
Operating income
 (loss).................     132,758     50,942       16,691     23,286        57,594      (33,622)    (92,769)
                          ----------   --------   ----------   --------    ----------   ----------   ---------
Other (income) expenses:
 Interest, net..........     129,640    110,685       54,781     54,521       110,425       34,142       3,819
 Subsidiaries' income
  tax expense (benefit),
  net...................       2,039        789          233        900         1,456       (1,590)      3,437
 Loss on sale of
  assets................         604      2,888        2,767        --            121          --        4,913
 Equity loss (income) of
  affiliates, net.......       6,345     23,417       11,160     (6,400)        5,913        9,018      12,024
 Other, net.............        (137)    (1,204)         471        197        (1,478)         401         --
 Minority interest......       5,320      3,595        1,736      1,366         3,225        2,864         187
                          ----------   --------   ----------   --------    ----------   ----------   ---------
Net loss................  $  (11,053)  $(89,228)  $  (54,457)  $(27,298)   $  (62,068)  $  (78,457)  $(117,149)
                          ==========   ========   ==========   ========    ==========   ==========   =========
Deficiency of earnings
 available to cover
 fixed charges..........  $  (11,053)  $(89,228)  $  (54,457)  $(27,298)   $  (62,068)  $  (78,457)  $(117,149)

Balance Sheet Data (end
 of period):
Total assets............  $2,026,397              $1,932,498               $1,891,935   $1,817,758   $ 610,982
Long-term debt..........   1,588,914               1,488,178                1,401,891    1,246,291     145,304
Members' equity.........      24,693                  35,746                   90,203      152,271     230,728

    LIBERTY SPORTS, INC. AND SUBSIDIARIES--DOMESTIC OPERATIONS (PREDECESSOR)

                                                                    January 1 to
                                                                     April 29,
                                                                        1996
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
   Statement of Operations:
   Revenues........................................................   $99,753
                                                                      -------
   Expenses:
     Operating.....................................................    60,664
     General and administrative....................................    27,993
     Depreciation and amortization.................................    10,788
                                                                      -------
                                                                       99,445
                                                                      -------
   Operating income................................................       308
                                                                      -------
   Other income (expenses):
     Interest expense..............................................    (1,963)
     Interest income...............................................        91
     Equity in earnings of affiliates..............................       219
     Minority interest in earnings of subsidiaries.................    (1,076)
     Other, net....................................................     1,467
                                                                      -------
                                                                       (1,262)
                                                                      -------
     Loss before income taxes......................................      (954)
   Income tax benefit..............................................       217
                                                                      -------
     Net loss......................................................   $  (737)
                                                                      =======
   Deficiency of earnings available to cover fixed charges.........   $  (954)

                         FX NETWORKS, LLC (PREDECESSOR)

                                                                     Ten months
                                                                        ended
                                                                      April 29,
                                                                        1996
                                                                     -----------
                                                                     (Dollars in
                                                                     thousands)
   Statement of Operations:
   Revenue..........................................................  $ 75,401
                                                                      --------
   Expenses:
     Operating......................................................    63,369
     General and administrative.....................................    19,936
     Depreciation and amortization..................................       480
                                                                      --------
                                                                        83,785
                                                                      --------
   Operating loss...................................................    (8,384)
                                                                      --------
   Interest expense.................................................    (7,898)
                                                                      --------
     Net loss.......................................................  $(16,282)
                                                                      ========
   Deficiency of earnings available to cover fixed charges..........  $(16,282)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  In April 1996, Fox and Liberty entered into a 50%/50% joint venture, pursuant to which the Company was formed to provide cable programming through its sports programming operations, consisting of interests in RSNs and FSN, a national sports programming service, and through FX, a general entertainment network. In July 1999, News Corporation acquired substantially all of Liberty's 50% ownership interest in the Company and transferred that interest to Fox in exchange for common stock. The Company's interests in the sports programming business are derived through its 99.5% ownership interests in Fox Sports Net, LLC and Fox Sports RPP while its interests in FX are derived through its 99% ownership interest in FX Networks, LLC.

  In December 1997, the Company consummated the Rainbow Transaction, pursuant to which (i) RPP was formed to hold interests in Rainbow's then existing RSNs and certain other businesses, (ii) the National Sports Partnership was formed to operate FSN and other national sports programming services, and (iii) the National Advertising Partnership was formed to act as a national advertising sales representative for FSN and the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company. In connection with the consummation of the Rainbow Transaction, (i) the Company contributed $850.0 million to RPP in exchange for a 40% partnership interest held by Fox Sports RPP and Rainbow contributed its interests in certain RSNs, the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers and the New York Knicks to RPP in exchange for a 60% partnership interest,
(ii) the parties each contributed certain business interests and other assets related to national sports programming to the National Sports Partnership in exchange for 50% partnership interests, and (iii) the parties each contributed certain assets related to advertising sales to the National Advertising Partnership in exchange for 50% partnership interests.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (together, the "Offering"). The net proceeds from these notes were used, along with proceeds from the Bank Facility (as defined below), to finance the Rainbow Transaction. In January 1998, pursuant to an Exchange Offer, the Company exchanged all of these notes for new notes (the "Notes"), the terms of which were substantially identical to the original notes, which were registered by the Company under the Securities and Exchange Act of 1933, as amended. The Company received no proceeds from the issuance of the Notes in the Exchange Offer.

  In connection with the consummation of the Rainbow Transaction, the Company and a group of banks led by Chase Manhattan Bank, amended and restated an existing credit agreement to permit borrowings by Fox Sports Net, LLC, Fox Sports RPP and FX Networks, LLC, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800.0 million (the "Bank Facility"). The Bank Facility was comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the Rainbow Transaction.

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

  Included in this Report are the consolidated financial statements of the Company for the year ended June 30, 2000, the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997.

General Programming Operations

  Basic cable networks generally recognize revenue from two principal sources: the payment of affiliate fees from pay television distributors and the sale of advertising time.

  Basic cable networks typically enter into long-term contracts with pay television distributors such as cable system operators, DTH operators, MMDS operators and other hybrid pay television platforms. These operators provide for the delivery of the network's programming to subscribers. Contracts between networks and distributors generally vary in length and provide for a monthly programming fee ("affiliate license fee") to be paid by the distributor, on a per subscriber basis, to the cable network for the right to distribute programming on a non-exclusive basis. Affiliate license fees are generally based on the popularity of the cable network and the cost of its programming, and distribution contracts will generally set forth the manner in which fees will change throughout the life of the contract. The affiliate license fee schedule during the contract term typically varies based on the number of subscribers to whom the distributor delivers the network (volume) and/or penetration of the network among a distributor's total subscriber base. Affiliate license fees paid by a distributor will typically increase in aggregate as the number of subscribers served by the distributor increases, and will increase, on a per subscriber basis, by an escalator, such as the consumer price index ("CPI") for a fixed number of years until the contract expiration date. Upon the contract's expiration, the parties can renegotiate the license fee to the extent that market forces will allow. In exchange for distribution and affiliate license fees, distribution contracts often require the cable network to provide its distributor with various forms of consideration, including advertising time that the operator may sell locally, marketing programs and materials, and in recent years, substantial per subscriber launch funds.

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

  Cable networks' expenses primarily include five general types of expenses: programming expenses, production and technical expenses, marketing expenses, advertising expenses and general and administrative expenses.

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

The Company's Programming Operations

  Each of the Company's RSNs receive revenues from both affiliate license fees and from the sale of air time to local and national advertisers. The Company's RSNs have rights agreements with professional sports teams and colleges, within its region of operation. For professional teams, these rights agreements generally grant the RSN the exclusive right to air a specified number of games of the professional team per season, plus playoff games, for a specified fixed fee. The average term of these contracts (from commencement to scheduled termination) has historically been approximately six years for the Company's O&O RSNs and such contracts have specified mechanisms for the increase of the rights fee per game over the term of the contract.

  FSN, the Company's national programming service, also receives revenue from both affiliate license fees and from the sale of advertising time to national network advertisers. FSN's affiliate license fees are received from affiliated RSNs for the right to distribute FSN's national programming within their region of operations. Similar to the RSNs, FSN has various rights agreements for its national sports programming, most notably national rights from MLB and various college conferences for football and basketball. FSN also produces its own daily sports news program, the National Sports Report. Upon consummation of the Rainbow Transaction, FSN became a service of the National Sports Partnership.

  Fox Sports Direct, the Company's satellite services operation, provides sports programming from the RSNs to DTH providers, such as DirecTV, Inc. and the Dish Network, for Ku-band satellite owners. Fox Sports Direct's revenues are received from a monthly per subscriber fee from the DTH providers. Fox Sports Direct acquires its sports programming through a license agreement with the RSNs whereby Fox Sports Direct splits its revenues received from the DTH providers with the "home territory" RSN in which the specific satellite subscriber resides.

  The National Advertising Partnership receives commissions from the sale of air time on behalf of RSNs, both the Company's and third party RSNs, as well as on behalf of FSN. Expenses consist of sales personnel and other sales-related costs. Prior to consummation of the Rainbow Transaction, sales of national advertising were a function of Fox Sports Ad Sales, LLC, the Company's advertising sales subsidiary.

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

Significant Accounting Practices

 Basis of Presentation

  The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all subsidiaries in which it has voting control. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but does not have voting control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial condition and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. ("ARC Ltd.") by Liberty/Fox ARC LP ("ARC LP"), the Company assumed management control of the consolidated subsidiaries of ARC LP, and from that date the consolidated subsidiaries of ARC Ltd. and their operations were consolidated by the Company.

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

  In July 1999, News Corporation acquired from Liberty substantially all of Liberty's 50% interest in the Company and transferred that interest to Fox in exchange for common stock of Fox. In connection with this transaction, voting control of certain majority-owned subsidiaries of the Company, previously held by Liberty, was acquired by Fox and, accordingly, these subsidiaries are consolidated for the year ended June 30, 2000. These majority-owned subsidiaries which were previously accounted for using the equity method of accounting include, most significantly, the Pittsburgh RSN.

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company at December 31, 1997 and 1998 and at June 30, 1999 and 2000: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN. The Pittsburgh RSN is consolidated in the financial statements of the Company for the year ended June 30, 2000.

  As of December 31, 1997 and 1998 and as of June 30, 1999 and 2000, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership. The Pittsburgh RSN is accounted for using the equity method of accounting at December 31, 1997 and 1998 and as of June 30, 1999.

  Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of the entire Company. As a result of the various acquisitions and sales in recent years, which in turn impact the accounting treatment of many of the Company's subsidiary entities, comparability of the Company's historical financial results is not meaningful.

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

Results of Operations

 Year Ended June 30, 2000

  For comparability purposes, the following discussion will make reference to comparisons between the year ended June 30, 2000 ("Fiscal 2000") and both i) the year ended December 31, 1998 and ii) the twelve month period ended June 30, 1999 ("Fiscal 1999"). The comparison to the year ended December 31, 1998 is required pursuant to Item 303 of Regulation S-K. Although both represent twelve month periods, the Company believes that a comparison to Fiscal 1999 is meaningful as: i) it is a more recent period, ii) it represents an identical year on year comparison and eliminates the impact of seasonal variations, e.g. January 2000 is compared to January 1999 as opposed to January 1998, and iii) the NBA lockout during the 1998-99 NBA season makes the December 31, 1998 comparison less meaningful.

  The Fiscal 1999 period is unaudited. The Company changed its fiscal year end to June 30 subsequent to December 31, 1998 and reported audited results for the six month period ended June 30, 1999, in its Transition Report on Form 10-
K. The amounts for Fiscal 1999 referenced below were derived by combining the final six months of the year ended December 31, 1998 with the six month period ended June 30, 1999.

  Total revenues for Fiscal 2000 were $871.7 million, an increase of $216.5 million, or 33%, over the year ended December 31, 1998. Total revenues for Fiscal 2000 increased $178.2 million, or 26%, over Fiscal 1999.

  Programming revenue was the largest source of revenue, representing 49% of total revenue, or $424.4 million, for Fiscal 2000. Advertising revenue represented 28% of total revenue, or $241.3 million, for Fiscal 2000. For the year ended December 31, 1998, programming revenue was $301.7 million and advertising revenue was $160.5 million, representing 46% and 24% of total revenues, respectively. For Fiscal 1999, programming revenue was $324.6 million and advertising revenue was $173.9 million, representing 47% and 25% of total revenues, respectively.

  Programming and advertising revenue increased by $122.7 million and $80.8 million, respectively in Fiscal 2000 as compared to the year ended December 31, 1998. These represent a 41% and 50% increase in programming and advertising revenue, respectively, between the periods. As compared to Fiscal 1999, programming and advertising revenue increased in Fiscal 2000 by $99.8 million and $67.4 million, respectively. These increases represent a 31% increase and 39% increase in programming and advertising revenue, respectively, over Fiscal 1999.

  The increase in programming revenue of 31% over Fiscal 1999 is comprised primarily of increases in the average rate per subscriber at the RSNs. Also contributing to the increase is the continued subscriber growth of FX, which achieved an 18% increase in average subscribers over Fiscal 1999, and the RSNs, which experienced a 5% growth in average subscribers between the periods. The increase in advertising revenue of 39% over Fiscal 1999 is comprised of a 56% increase in advertising revenue for FX and a 30% increase for the RSNs. Increased total day ratings on FX, together with the increased subscribers, resulted in a 25% increase in total day average audience, and a 35% increase in the average audience within a demographic audience profile, during Fiscal 2000 as compared to Fiscal 1999. The increased ratings, increased subscribers and resulting increase in average audience provide the ability to command higher CPMs from advertisers; as a result CPMs increased significantly over Fiscal 1999. These factors all contributed to the significant increase in advertising revenue for FX. The RSNs growth in advertising revenue is primarily due to an increase in the number of professional events in Fiscal 2000, as compared to Fiscal 1999, and increased local advertising rates per game. The number of local professional events increased by 43% over Fiscal 1999, comprised primarily of NBA events, due to a full NBA schedule in the 1999-2000 season after the lockout shortened season of the prior year, and MLB events.

  Operating expenses were $615.0 million for Fiscal 2000, which represented 71% of total revenues. Operating expenses for the year ended December 31, 1998 were $485.3 million, or 74% of total revenues and for Fiscal 1999, operating expenses were $528.8 million, or 76% of total revenues. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses of $86.2 million over Fiscal 1999 is primarily attributable to the increase in rights fees and production expenses of the RSNs associated with the increase in the number of local professional events in Fiscal 2000.

  General and administrative expenses were $75.8 million for Fiscal 2000, which represented 9% of total revenues. General and administrative expenses for the year ended December 31, 1998 were $90.7 million, or 14% of total revenues, and for Fiscal 1999, were $88.6 million, or 13% of total revenues. The decrease in general and administrative expenses in Fiscal 2000, as compared to Fiscal 1999, is primarily due to a decrease in the charge to earnings with respect to an equity appreciation rights plan and a decrease in the provision for potentially unrealizable accounts between the periods.

  Depreciation and amortization expenses were $48.1 million in Fiscal 2000 and $21.7 million for the year ended December 31, 1998. In Fiscal 1999, depreciation and amortization expense was $25.1 million. The increase of $23.0 million in Fiscal 2000, as compared to Fiscal 1999, is related to increased amortization of cable carriage fees in the current year.

  Interest expense for Fiscal 2000 was $130.9 million, for the year ended December 31, 1998, $113.0 million, and for Fiscal 1999, $113.4 million. The increase in interest expense, net in Fiscal 2000, as compared to Fiscal 1999, is primarily due to higher interest rates on debt outstanding under the 19th Facility and additional borrowings.

  Equity loss of affiliates for Fiscal 2000 and the year ended December 31, 1998 were $6.3 million and $5.9 million, respectively. In Fiscal 1999, equity loss of affiliates was $23.4 million. The improvements in equity loss of affiliates of $17.1 million in Fiscal 2000, as compared to Fiscal 1999, are primarily at RPP. In Fiscal 1999, RPP was negatively impacted by the NBA lockout. In Fiscal 2000, RPP experienced increased programming and advertising revenues at its RSNs and improved performance of certain of its start up businesses, and the National Sports Partnership and the Canadian joint venture both showed improved results.

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

 Year ended December 31, 1998

  The Company has certain subsidiaries that are consolidated and others, which are accounted for under the equity method of accounting. The comparability of the year ended December 31, 1998 to the year ended December 31, 1997 is affected significantly by three events: (i) on March 13, 1997, upon the acquisition of the remaining interests in ARC Ltd. by ARC LP, the Company assumed management control of the consolidated subsidiaries of ARC LP and from that date the consolidated subsidiaries of ARC Ltd. and their operations were consolidated by the Company, (ii) Fox Sports Detroit was launched in September 1997 and (iii) the operations of FSN were contributed to the National Sports Partnership in December 1997 and subsequent to the date of such contribution were accounted for under the equity method.

  Total revenues for the year ended December 31, 1998 were $655.2 million, an increase of $183.4 million, or 39%, over the year ended December 31, 1997. The increase in total revenue between the years ended 1998 and 1997 would have been $128.3 million, or 27%, had ARC Ltd. been consolidated for the entire period, and excluding Fox Sports Detroit and the impact of FSN.

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

  Had ARC Ltd. been consolidated for the entire year ended December 31, 1997, and excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by $48.0 million and $39.5 million, respectively in the year ended December 31, 1998 as compared to the year ended

December 31, 1997. These represent a 21% increase and 34% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 21% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched on January 31, 1997, subscriber growth in other RSNs and the continued subscriber growth of FX. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 34% is comprised of a 48% increase in advertising revenue for FX and a 31% increase for RSNs, other than Fox Sports Detroit. Increased ratings on FX, together with the increased subscribers, resulted in a 17% increase in average audience during primetime, in the year ended December 31, 1998 over the same period in the previous year. The increase is due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and an increase in the number of professional events, primarily MLB. Advertising rates per game increased for MLB, NBA and NHL events in the year ended December 31, 1998 as compared to the same period in the previous year. The number of local professional events increased by 27% over these same periods.

  Operating expenses totaled $485.3 million for the year ended December 31, 1998, which represented 74% of total revenues. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the year ended December 31, 1997 totaled $420.9 million, or 89% of total revenues. Had ARC Ltd. been consolidated for the entire year ended December 31, 1997, and excluding Fox Sports Detroit and the impact of FSN, operating expenses for the year ended December 31, 1998 and 1997 would have been $441.9 million and $372.6 million, respectively. On this basis, operating expenses represent 72% and 77% of total revenues for the year ended December 31, 1998 and 1997, respectively. The increase in operating expenses is attributable to an increase in the number of professional events, primarily MLB games, as well as increased programming rights fees of RSNs due to renegotiated and newly entered into sports rights agreements. Additionally, programming expenses of FX increased relating to newly launched programs during or subsequent to the year ended December 31, 1997.

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

  Equity loss of affiliates for the year ended December 31, 1998 was $5.9 million, a decrease of $3.1 million, from an equity loss of $9.0 million for the year ended December 31, 1997. For the year ended December 31, 1998, equity income of affiliates includes the Company's equity interests in the operations of the National Sports Partnership and the National Advertising Partnership, whose operations were consolidated prior to the Rainbow Transaction, RPP and certain RSNs. For the year ended December 31, 1997, equity income of affiliates included the Company's equity interests in ARC Ltd. and its related subsidiaries through March 13, 1997, certain RSNs and equity losses of the National Sports Partnership and the National Advertising Partnership for the period from

December 18, 1997 through December 31, 1997. For the year ended December 31, 1998, equity income of affiliates includes the effect of $7.9 million in amortization of excess cost relating to the Company's investment in several of its affiliates and a $7.1 million gain on the sale of 50% of RPP's investment in Fox Sports New England.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming,
(iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

  Net cash flows used in operating activites for Fiscal 2000 were $30.7 million, a decrease of $1.3 million over the year ended December 31, 1998. Net cash flows used in operating activities decreased by $10.5 million over Fiscal 1999. The decrease in Fiscal 2000 as compared to Fiscal 1999 was primarily attributed to improvements in operating income.

  Net cash flows used in investing activities for Fiscal 2000 were $59.1 million, an increase of $23.1 million over the year ended December 31, 1998. Net cash flows used in investing activities increased by $47.9 million over Fiscal 1999. The increase in Fiscal 2000 over Fiscal 1999 of cash used in investing activities was primarily due to lower net advances from equity affiliates, collection of a promissory note in Fiscal 1999 and issuance of a promissory note in Fiscal 2000.

  Net cash flows provided by financing activities for Fiscal 2000 were $56.5 million, a decrease of $4.9 million over the year ended December 31, 1998. Net cash flows provided by financing activities decreased by $38.3 million from Fiscal 1999. The decrease in cash provided by financing activities in Fiscal 2000 as compared to Fiscal 1999 was primarily due to an increase in cash provided by operations.

  In June 1997, the Company entered into an agreement with Rainbow to acquire a 40% interest in Rainbow's sports properties, which included economic interests in eight RSNs, the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Knicks, and the New York Rangers in exchange for $850.0 million. In December 1997, the Rainbow Transaction was consummated and the net proceeds from the Offering, along with available proceeds under the Bank Facility, were used to fund the Company's cash contribution of $850.0 million to RPP.

  In August 1997, the Company consummated the Offering. The net proceeds from the Offering were used in part to finance the Rainbow Transaction. The indentures, as amended, pursuant to which the Notes were issued in connection with the Offering contain certain restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, transfer assets and engage in transactions with affiliates. As of June 30, 2000, the Company was in compliance with these restrictive covenants.

  In September 1997, the Company entered into a credit agreement which permitted borrowings of up to $450.0 million. The proceeds of such credit agreement were used to retire amounts borrowed under previously existing credit facilities and for working capital purposes. Upon consummation of the Rainbow Transaction, the Company amended and restated this $450.0 million credit agreement to permit borrowings of up to $800.0 million under the Bank Facility. The Bank Facility was used, in part, to finance the Rainbow Transaction.

  In July 1999, 19/th/ Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility, and assumed the rights and obligations of the banks under the facility. At June 30, 2000, the total amount borrowed under the 19th Facility was $750.0 million. The total commitment pursuant to the 19th Facility was $800.0 million as of June 30, 2000.

  Future capital requirements are substantial. At June 30, 2000, the Company has future minimum payments on operating leases, including transponders totaling $109.7 million, and commitments under long-term program rights contracts totaling $3,479.3 million. The Company has also made a substantial investment in the National

Sports Partnership. The National Sports Partnership, which was formed in December 1997, required a significant investment to fund operating losses, primarily related to the agreement with MLB and the development of the National Sports Report. Investment in the National Sports Partnership will continue as the network continues to develop. Also, the Company has committed to significant capital expenditures with regard to its technical infrastructure, including enhancing its Master Control suites with digital capabilities. In addition, the cost of acquiring sports programming rights continues to escalate. See "Business--Rights Agreements." Furthermore, the Company intends to continue to explore opportunities to expand its distribution.

  The Company is a holding company and its assets consist solely of investments in its subsidiaries and affiliates. As a holding company, the Company's ability to meet its financial obligations, including its obligations under the Notes and the 19th Facility and its funding and other commitments to its subsidiaries and affiliates, is dependent on the earnings of such subsidiaries and affiliates and the distribution or other payment of such earnings to the Company in the form of dividend distributions, loans or other advances, payment or reimbursement for management fees and expenses, and repayment of loans and advances from the Company. Accordingly, the Company's ability to pay interest on the Notes and to otherwise meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries and affiliates. The payment of dividends or the making of loans or advances to the Company by its subsidiaries and its affiliates, which may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and affiliates, and various business considerations. Although the agreements between the Company and its partners contemplate the payment of distributions, the Company may not be able to cause its subsidiaries or affiliates to make distributions when it may have a need for distributions, and the Company may not be able to dispose of its investments in any of its RSNs if required for financial or other reasons.

  Sources of funding for the Company's future financing requirements, if any, may include public or private offerings of equity and/or debt securities, commercial bank loans, and capital contributions from its parent. The extent of the additional financing required, if any, will depend on the success of the Company's business. There can be no assurance that additional financing, if needed, will be available to the Company or, if available, that such financing can be obtained on terms acceptable to the Company and within the limitations contained in the terms of any future financing arrangements. Failure to obtain any such financing could delay or prevent the Company's development and growth plans, impair the Company's ability to meet its debt service requirements, and have a material adverse effect on the Company's business.

  The Company believes that its existing funds and the proceeds from borrowings under the 19th Facility will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements, although no assurances can be given in this regard.

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

Item 9. Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

The current executive officers of the Company and their current positions for the Company and/or its divisions are as follows:

     Name                                       Age Position
     ----                                       --- --------
     David Hill................................  54 Chairman
     Jeff Shell................................  34 Chief Executive Officer
     Robert Thompson...........................  42 President
     Tracy Dolgin..............................  40 President, Fox Sports Net
     Louis LaTorre.............................  46 President, Advertising Sales

  David Hill has served as Chairman of the Company since April 1996. In addition, since June 1999, he has served as Chairman and Chief Executive Officer of Fox Sports Television Group and prior thereto, from October 1997 to June 1999, he served as Chairman and Chief Executive Officer of Fox Broadcasting Company. From April 1996 through October 1997, Mr. Hill also served as the Company's Chief Executive Officer. Prior thereto, from July 1996 until October 1997, Mr. Hill served as Chief Operating Officer of Fox Television and from December 1993 until October 1997 as President of Fox Sports, a division of Fox Television.

  Jeff Shell has served as Chief Executive Officer of the Company since January 2000 and served as President of the Company from June 1999 to June 2000. In addition, since January 2000, he has served as President of Fox Cable Networks Group, a division of Fox. Prior thereto, Mr. Shell served as Executive Vice President and Chief Financial Officer of the Company from February 1998 to June 1999. In addition, Mr. Shell served as Senior Vice President, Finance and Development of the Company from June 1996 until February 1998. From October 1994 until November 1996, he served as Vice President of Business Development for Fox, Inc.

  Robert Thompson has served as President of the Company since July 2000 and, additionally, he has served as President of Fox Sports Cable Networks, a division of Fox, and as President of International Sports Programming LLC, an international sports programming joint venture between Fox and TCI ("ISP") since May 2000. Prior thereto, Mr. Thompson served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC from June 1999 to April 2000. Prior thereto, from October 1997 to June 1999, he served as its Executive Vice President and, from July 1996 through October 1997, he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. From June 1999 to April 2000, he also served as Executive Vice President and Chief Operating Officer of ISP. From October 1994 through July 1996, Mr. Thompson served as Senior Vice President, Regional Network Operations for Liberty Sports, Inc.

  Tracy Dolgin has served as President, Fox Sports Net for the Company since February 2000. Prior thereto, Mr. Dolgin served as Chief Operating Officer of the Company from September 1998 to January 2000. From July 1997 to September 1998 Mr. Dolgin served as Joint Chief Operating Officer of Fox Sports Net, LLC. In addition, he served as Executive Vice President, Marketing for Fox Sports, a division of Fox Broadcasting Company, from December 1993 until September 1998.

  Louis LaTorre has served as President, Advertising Sales since July 1999 and as Senior Vice President of the Company since January 1997. In addition, Mr. LaTorre served as President, Advertising Sales of Fox Sports Net, LLC and President, Advertising Sales of FX Networks, LLC from January 1997 to June 1999. From July 1994 until December 1996, he served as President and Chief Operating Officer for the Sales and Marketing Division of New World Communications, Inc.

  There are no family relationships between any of the executive officers.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

  The following table sets forth the compensation paid for the years ended December 31, 1997 and 1998, the six months ended June 30, 1999 and the year ended June 30, 2000, to those persons who were, at June 30, 2000, the Company's Chairman and the next four most highly compensated executive officers of the Company and/or its divisions (the "Named Executives").

                          Summary Compensation Table

                                                                       Long Term Compensation
                                                                   -------------------------------
                                   Annual Compensation                    Awards          Payouts
                              ------------------------------------ --------------------- ---------
                                                                   Restricted Securities Incentive
   Name and Principal                                 Other Annual   Stock    Underlying   Plan     All Other
       Occupation        Year  Salary      Bonus      Compensation   Awards     Option    Payouts  Compensation
   ------------------    ---- --------    --------    ------------ ---------- ---------- --------- ------------
David Hill.............. 2000 $500,000(1) $500,000(1)   $ 4,620        --         --         --             --
Chairman                 1999 $250,000(1) $ 75,000(1)        --        --         --         --             --
                         1998 $500,000(1) $150,000(1)        --        --         --         --             --
                         1997 $500,000(1) $150,000(1)        --        --         --         --             --
Jeff Shell.............. 2000 $652,082(3) $120,000(3)   $13,200        --         --         --     $1,242,000(4)
Chief Executive          1999 $207,084    $120,000           --        --         --         --             --
 Officer(2)              1998 $362,315    $100,000           --        --         --         --             --
                         1997 $254,582    $100,000           --        --         --         --             --
Robert Thompson......... 2000 $153,124(6) $ 25,000(6)   $ 3,300        --         --         --     $1,710,000(4)(7)
President(5)             1999 $233,333(6) $150,000(6)        --        --         --         --             --
                         1998 $416,667    $100,000           --        --         --         --             --
                         1997 $325,447    $ 82,500           --        --         --         --             --
Tracy Dolgin............ 2000 $757,292    $310,000      $13,200        --         --         --     $1,242,000(4)
President, Fox Sports    1999 $350,000    $160,000           --        --         --         --             --
 Net(8)                  1998 $472,234    $200,000           --        --         --         --             --
                         1997 $256,597(9) $100,000(9)        --        --         --         --             --
Louis LaTorre........... 2000 $620,000    $160,000      $13,200        --         --         --     $1,242,000(4)
President, Advertising   1999 $233,333    $160,000      $13,601        --         --         --             --
 Sales(10)               1998 $464,636    $200,000      $30,714        --         --         --             --
                         1997 $391,026    $200,000      $20,148        --         --         --             --

--------
 (1) Reflects the compensation received by Mr. Hill for the services he rendered to the Company from the Company's inception in April 1996 through the year ended June 30, 2000. During fiscal year 2000, 1999, 1998 and 1997, Mr. Hill was, and currently remains, employed by Fox Broadcasting Company. Fox Broadcasting Company grants the Company the right to utilize Mr. Hill's services. The above disclosure does not include compensation information for Mr. Hill with respect to the services he performed at Fox Broadcasting Company. See "Certain Transactions."

 (2) In January 2000, Mr. Shell became Chief Executive Officer of the Company and, prior thereto, served as President of the Company from June 1999 to June 2000. Mr. Shell served as Executive Vice President and Chief Financial Officer of the Company from February 1998 until June 1999. Prior thereto, from June 1996 to February 1998, Mr. Shell served as Senior Vice President, Finance and Development.

 (3) Reflects the compensation received by Mr. Shell for the services he rendered to the Company for the year ended June 30, 2000 and the six months ended June 30, 1999. Effective during fiscal year 2000, Mr. Shell became, and currently remains, employed by News America Incorporated. News America Incorporated grants the Company the right to utilize Mr. Shell's services. The above disclosure does not include compensation information for Mr. Shell with respect to the services he performed at News America Incorporated. See "Certain Transactions."

 (4) In October 1997, the Company adopted the Fox/Liberty Networks Equity Appreciation Rights Plan for Management and Key Employees (the "Plan"). In August 1999, the Plan was amended to provide that no further appreciation rights could be granted under the Plan and the value of the appreciation rights was fixed. All participants with outstanding appreciation rights will continue to vest over time, provided that as the appreciation rights vest, the participant shall be deemed to have exercised his or her right to receive cash payments equal to the excess of the fixed value over the grant value of such vested appreciation rights. Payments made under the Plan are reflected as "All Other Compensation."

 (5) In July 2000, Mr. Thompson became President of the Company, and, additionally in May 2000, he became President of Fox Sports Cable Networks, a division of Fox, and President of ISP. Prior thereto, Mr. Thompson served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC from June 1999 to April 2000. Prior thereto, from October 1997 to June 1999, he served as its Executive Vice President and from July 1996 through October 1997, he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. Additionally, from June 1999 to April 2000, Mr. Thompson served as Executive Vice President and Chief Operating Officer of ISP.

 (6) Reflects the compensation received by Mr. Thompson for the services he rendered to the Company for the year ended June 30, 2000 and the six months ended June 30, 1999. Mr. Thompson rendered services for ISP and the Company during these periods. The above disclosure does not include compensation information for Mr. Thompson with respect to the services he performed at ISP for these periods.

 (7) In connection with the formation of the Company, a deferred compensation incentive plan (the "1996 Plan") with an effective date of January 1, 1996, was approved and adopted by the Company. A substantially similar plan existed at Liberty Sports, Inc. ("LSI"), a subsidiary of Liberty (the "LSI Plan"), prior to the formation of the Company. The 1996 Plan was adopted by the Company in anticipation of certain LSI employees performing services for the Company. Such employees, including
      Mr. Thompson, were beneficiaries under the LSI Plan. Mr. Thompson received payments under the 1996 Plan of $972,000 in the year ended
      June 30, 2000.

 (8) In February 2000, Mr. Dolgin became President, Fox Sports Net for the Company. Mr. Dolgin served as Chief Operating Officer of the Company from September 1998 to January 2000, and, prior thereto, served as Joint Chief Operating Officer of Fox Sports Net, LLC from July 1997 to September 1998.

 (9) Reflects compensation received by Mr. Dolgin for services he rendered to the Company for a portion of fiscal year 1997.

(10) In July 1999, Mr. LaTorre became President, Advertising Sales for the Company and, in addition, has served as Senior Vice President of the Company since January 1997.

  The Company does not have a stock option plan and no long term compensation awards were made in the fiscal years covered by the table above, except as disclosed above.

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for Management and Key Employees (the "Plan"). The Plan was amended effective as of June 10, 1999. The Plan is designed to provide a flexible mechanism to permit management and key employees of the Company and its subsidiaries to obtain significant interests in the equity of the Company, thereby increasing their proprietary interest in the growth and success of the Company. During fiscal year 2000, there were no grants under the Plan to the Named Executives.

Employment Arrangements

  During fiscal years 1997, 1998, 1999 and 2000 Mr. Hill was, and currently remains, employed by Fox Broadcasting Company, which grants the Company the right to utilize Mr. Hill's services. For fiscal year 2000, Fox Broadcasting Company allocated to the Company $1,054,620 for the services Mr. Hill rendered to the Company for that period. See "Certain Relationships and Related Transactions."

  In January 2000, Mr. Shell became employed by News America Incorporated, which grants the Company the right to utilize Mr. Shell's services. Mr. Shell was employed by The Fox Group from June 1999 to December 1999, which granted the Company the right to utilize Mr. Shell's services. From January 1997 to June 1999, Mr. Shell was employed with the Company under various employment agreements. During fiscal year 1996, Mr. Shell was employed by Fox, Inc., which granted the Company the right to utilize Mr. Shell's services as its

Senior Vice President, Finance and Development from June 1996 through December 1996. For fiscal 2000 News America Incorporated, allocated to the Company $785,282 for the services Mr. Shell rendered to the Company for that period.

  A subsidiary of the Company, Fox Channels Services, LLC entered into a two year, eight month employment agreement with Mr. Robert Thompson which commenced on May 1, 2000 and replaced the Company's prior agreement with Mr. Thompson. Pursuant to the agreement, Mr. Thompson renders services to the Company and to ISP and is entitled to receive an annual base salary of $700,000 for the period May 1, 2000 to April 30, 2001, $725,000 for the period May 1, 2001 to April 30, 2002 and $750,000 for the period from May 1, 2002 to December 31, 2002. Mr. Thompson serves as President of ISP. Mr. Thompson is eligible to participate in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Thompson is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  Fox Sports Net, LLC entered into a two year, eleven month employment agreement with Mr. Tracy Dolgin which commenced on February 1, 2000. This agreement replaced the Company's prior agreement with Mr. Dolgin. Pursuant to the current agreement, Mr. Dolgin is entitled to receive an annual salary of $787,500 for the period February 1, 2000 to December 31, 2000, $800,000 for the period January 1, 2001 to December 31, 2001 and $830,000 for the period January 1, 2002 to December 31, 2002. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of Fox Sports Net, LLC. In addition, Mr. Dolgin is prohibited during the term of his employment, and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of Fox Sports Net, LLC or its affiliates to render services to another entity.

  A subsidiary of the Company, Fox Channels Services, LLC, entered into a five year employment agreement with Mr. Louis LaTorre which commenced on July 1, 1999. Pursuant to the agreement, Mr. LaTorre serves as President, Fox Channels Group Sales and is entitled to receive an annual base salary of $620,000 for the period July 1, 1999 to June 30, 2000, $665,000 for the period July 1, 2000 to June 30, 2001, $720,000 for the period July 1, 2001 to June 30, 2002,
$800,000 for the period July 1, 2002 to June 30, 2003, and $900,000 for the period July 1, 2003 to June 30, 2004. Mr. LaTorre is entitled to receive an annual bonus (as specified in the agreement) based on the performance of the Company. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. LaTorre is prohibited during the term of his employment, and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of Fox Channels Services, LLC or its affiliates to render services to another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Not Applicable.

Item 13. Certain Relationships and Related Transactions

Rainbow Transaction

  On June 22, 1997, Rainbow and the Company entered into a Formation Agreement pursuant to which they agreed to form RPP and to hold various programming interests in connection with the operation of certain RSNs. In accordance with the terms of the Formation Agreement, upon consummation of the Rainbow Transaction on December 18, 1997, Rainbow contributed various interests in RSNs to the partnership in exchange for a 60% partnership interest in RPP, and the Company contributed $850 million in cash for a 40% partnership interest in RPP. Rainbow serves as managing partner of RPP.

  Pursuant to the partnership agreement of RPP (the "RPP Agreement"), after the third anniversary of the closing of the Rainbow Transaction, upon the occurrence of a Buy-Out Trigger (as defined in the RPP Agreement), or upon the date on which Fox Sports RPP submits a notice, pursuant to the RPP Agreement, to remove the managing partner of RPP following a certain Change of Control of RMH (as defined in the RPP Agreement), Rainbow Regional Holdings, LLC ("RRH"), a subsidiary of Rainbow, has the right to purchase from Fox Sports RPP all of Fox Sports RPP's interests in RPP.

  Additionally, for each of the (i) 30 days following the fifth anniversary of the closing of the Rainbow Transaction, (ii) 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction and (iii) 30 days following receipt of a notice initiating the buy-out procedure described above, so long as RPP has not commenced an initial public offering of its securities, Fox Sports RPP has the right to cause RRH, at RRH's option, to either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP's securities.

  In connection with the Rainbow Transaction, Rainbow National Sports Holdings, Inc. ("RNSH"), a subsidiary of Rainbow, and Fox Sports Net National Network Holdings, LLC (formerly Fox Sports National Holdings, LLC) ("Fox Sports NSP"), a subsidiary of the Company, agreed to form the National Sports Partnership to operate FSN. The National Sports Partnership is owned 50% by RNSH and 50% by Fox Sports NSP. Fox Sports NSP is the managing partner of the National Sports Partnership. For the 30 days following the fifth anniversary of the closing of the Rainbow Transaction and for the 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction, so long as the National Sports Partnership has not consummated an initial public offering of its securities, RNSH has the right to cause Fox Sports NSP, at Fox Sports NSP's option, to either (i) purchase all of its interests in the National Sports Partnership or (ii) consummate an initial public offering of the National Sports Partnership's securities. Further, upon a Change of Control (as defined in the Partnership Agreement of the National Sports Partnership), the party not experiencing the Change of Control has a call option on all the interests held by the other party.

  Also in connection with the Rainbow Transaction, a subsidiary of Rainbow and Fox Sports Ad Sales agreed to form the National Advertising Partnership to act as the national advertising sales representative for FSN, the O&O RSNs and the RPP-owned and managed RSNs. The National Advertising Partnership is owned 50% by a subsidiary of Rainbow ("Rainbow Ad Sales") and 50% by Fox Sports Ad Sales. Fox Sports Ad Sales is the managing partner of the National Advertising Partnership.

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

Other Transactions

  Fox, and certain of its affiliates, provide technical, administrative, financial, treasury, accounting, tax, legal and other services to the Company and may make available certain of their respective employee benefit plans to officers and other employees of the Company. To date, except as disclosed below, the charges for any such services have been immaterial. To date, except as disclosed below, the charges for any such arrangements have been immaterial. The terms of many of these agreements were not the result of arms' length negotiation. See "Business."

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

  The Company currently subleases one transponder to each of Fox News Channel and Fox Movie Channel, both of which are affiliates of Fox. The monthly rental payment paid to the Company pursuant to these subleases is $190,000 and $150,500, respectively. The Company believes that the sublease arrangements described above are on terms no less favorable than could have been obtained from an unaffiliated third party. See "Business--Satellite Distribution."

  Fox Broadcasting and certain affiliates render marketing, public relations, legal, promotional, management and other business services to the Company for which the Company pays an allocated fee. The expenses recognized by the Company for the provision of the above services for the years ended December 31, 1997 and 1998, the six months ended June 30, 1999 and the year ended June 30, 2000 were approximately $2,006,100, $1,939,000, $1,359,200, and
$3,755,200, respectively. Included in these amounts are salaries, benefits and other related costs charged to the Company in connection with the services rendered to it by Mr. Hill and other individuals. Compensation and benefits paid to such individuals and related payroll costs were charged to the Company at cost. Mr. Shell is employed by News America Incorporated. The Company's pro-rata share of Mr. Shell's compensation and benefits is charged to the Company at cost. Similarly, the Company and certain of its affiliates provide production, programming, accounting, legal, marketing, public relations, promotional, management and other business services to an affiliate of Fox Broadcasting Company. The charges for these services to this affiliate for the years ended December 31, 1997 and 1998, the six months ended June 30, 1999, and the year ended June 30, 2000 were approximately $1,000,000, $1,000,000, $511,000, and $0, respectively. The Company believes that all of the above-described arrangements are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. See "Directors and Executive Officers of the Company" and "Executive Compensation."

  Fox Broadcasting and certain of its affiliates provide production facilities, production and post production related services and technical operations to the Company in connection with the Company's production of the National Sports Report and other original programming. The services are provided at competitive market rates and the Company believes that the arrangements are on terms no less favorable than could have been obtained from an unaffiliated third party. Expenses related to these services for the years ended December 31, 1997 and 1998, the six months ended June 30, 1999, and the year ended June 30, 2000 were approximately $20,416,800, $5,939,000, $7,480,000, and $17,551,700, respectively.

  Fox and its affiliates collect certain revenues and pay certain expenses on behalf of the Company. The Company charges Fox interest on amounts due to the Company which have been collected by Fox and, in turn, Fox and its affiliates charge the Company interest on amounts paid by Fox in connection with expenses of the Company. All interest rates pursuant to these arrangements are at market rate. Interest income recognized by the Company for the years ended December 31, 1997 and 1998, the six months ended June 30, 1999 and the year ended June 30, 2000 was approximately $2,719,100, $351,000, $165,100, and
$77,000 respectively, and interest expense incurred by the Company during these periods was $1,569,600, $25,000, $0, and $0, respectively.

  A portion of the consideration to be received in connection with the Company's sale of its interest in Home Team Sports to Comcast includes new or amended carriage agreements for certain programming services owned by affiliates of the Company. The Company will enter into inter-company arrangements with these affiliates pursuant to which the Company will be compensated for including these arrangements under the Comcast/Viacom Agreement.

  Twentieth Century Fox Film Corporation and its affiliates purchase advertising time which is shown during the Company's programming. The advertising revenues recognized for the years ended December 31, 1997 and

1998, the six months ended June 30, 1999 and the year ended June 30, 2000 were approximately $1,213,100, $1,523,000, $1,080,000 and $1,948,000, respectively.

  The Company licenses television and feature film programming from Twentieth Century Fox Film Corporation and affiliates. Expense recognized by the Company relating to program rights amortization for the years ended December 31, 1997 and 1998 and for the six months ended June 30, 1999 and the year ended
June 30, 2000 was approximately $17,963,000, $30,674,000, $20,598,000 and
$63,294,000, respectively. Additionally, the Company has a non exclusive, royalty-free license from Twentieth Century Fox Film Corporation and Fox Broadcasting Company to use the "FOX" brand name and certain related artwork in connection with the Company's business.

  The Company leases its corporate facilities in Los Angeles from New World Communications Group Incorporated, an indirect wholly-owned subsidiary of Fox. The Company has the ability to increase office space in this facility as the need may arise. As of June 30, 2000 the Company rented a total of 76,422 square feet and the monthly rental was $320,000. See "Properties."

  In July 1999, 19/th/ Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and, in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19/th/ Holdings Corporation subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19/th/ Holdings Corporation on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19/th/ Facility"). Interest expense incurred by the Company under the 19/th/ Facility was $51,940,000 for the year ended June 30, 2000. The Company currently expects that remaining availability under the 19/th/ Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

  In May 1999, the Company sold its investment in Fit TV to an affiliate of Fox for $14.5 million in cash and recognized a loss on sale of $2,572,000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

    1. Financial Statements:

      Financial Statements filed herewith are listed in the "Index to Consolidated Financial Statements" at page F-1. In addition, the following financial statements are incorporated by reference to Amendment No. 1 to the Company's Transition Report on Form 10-K for the fiscal year ended June 30, 1999:

      Financial Statements of Regional Programming Partners as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999 and 1998, and the period from December 18, 1997 (Inception) to December 31, 1997,

      Financial Statements of National Sports Partners as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999 and 1998, and the period from Inception (December 18, 1997) to December 31, 1997.

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

     (b)*     First Amended and Restated Agreement Regarding Ownership
              Interests, dated as of December 15, 1997, by and among Liberty
              Media Corporation, News America Holdings Incorporated, Fox
              Regional Sports Holdings, Inc., LMC Newco U.S., Inc., and
              Liberty/Fox Sports Financing, LLC.

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

      (b)*    Form of Amendment and Restated Credit Agreement, dated as of
              December 15, 1997, among Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC, as Borrowers, and Fox/Liberty
              Networks, LLC and The Chase Manhattan Bank, as Administrative
              Agent, Chase Securities Inc., as Syndication Agent, and TD
              Securities (USA) Inc., as Documentation Agent.

      (c)**   First Amendment to the Credit Agreement, dated as of April 20,
              1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
              Holdings, LLC, as Borrowers and Fox/Liberty Networks, LLC and The
              Chase Manhattan Bank, as Administrative Agent, Chase Securities
              Inc., as Syndication Agent and TD Securities (USA) Inc., as
              Documentation Agent.

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

      (f)#       Amended and Restated Credit Agreement, dated as of July 15,
                 1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
                 RPP Holdings, LLC, as Borrowers and Fox Sports Networks, LLC and 19/th/ Holdings Corporation, as Lender.

 10.12***+       Employment Agreement between Fox/Liberty Networks, LLC (f/k/a
                 Liberty/Fox U.S. Sports LLC) and Jeff Shell, dated February 4,
                 1998.

 10.13#+         Employment Agreement between Fox Channels Services, LLC and
                 Louis LaTorre, dated effective July 1, 1999.

 10.14+          Employment Agreement, dated effective May 1, 2000, between Fox
                 Channels Services, LLC and Robert Thompson.

 10.15+ Employment Agreement, dated effective February 1, 2000, between Fox Sports Net, LLC and Tracy Dolgin.

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

                                          FOX SPORTS NETWORKS, LLC
Dated: September 28, 2000
                                                    /s/ Jeff Shell
                                          By: _________________________________
                                                       Jeff Shell
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

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

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

               Signature                            Title                    Date
               ---------                            -----                    ----


  Fox Regional Sports Holdings, Inc.    Member of Fox Sports          September 28, 2000
                                        Networks, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

 Fox Regional Sports Holdings II, Inc.    Member of Fox Sports          September 28, 2000
                                          Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

   Fox Sports Net Financing, LLC          Member of Fox Sports          September 28, 2000
                                          Networks, LLC

 By: Fox Regional Sports Holdings II,     Member of Fox Sports Net      September 28, 2000
 Inc.                                     Financing, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

 By: Fox Regional Sports Holdings, Inc.   Member of Fox Sports Net      September 28, 2000
                                          Financing, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

                            FOX SPORTS NETWORKS, LLC

                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fox Sports Networks, LLC
  Consolidated Financial Statements....................................... F-2
  Report of Independent Public Accountants................................ F-3
  Consolidated Balance Sheets as of June 30, 2000 and 1999................ F-4
  Consolidated Statements of Operations for the Periods Ended June 30,
   2000 and 1999 and December 31, 1998 and 1997........................... F-5
  Consolidated Statements of Members' Equity for the Periods Ended June
   30, 2000 and 1999 and December 31, 1998 and 1997....................... F-6
  Consolidated Statements of Cash Flows for the Periods Ended June 30,
   2000 and 1999 and December 31, 1998 and 1997........................... F-7
  Notes to Consolidated Financial Statements.............................. F-8
Financial Statement Schedules
  Report of Independent Public Accountants on Schedules................... S-2
  Schedule I--Balance Sheets as of June 30, 2000 and 1999................. S-3
  Schedule I--Statements of Operations for the Periods Ended June 30, 2000
   and 1999 and December 31, 1998 and 1997................................ S-4
  Schedule I--Statements of Cash Flows for the Periods Ended June 30, 2000
   and 1999 and December 31, 1998 and 1997................................ S-5
  Schedule I--Notes to Condensed Financial Statements..................... S-6
  Schedule II--Valuation and Qualifying Accounts for the Year Ended June
   30, 2000, the Six Months Ended June 30, 1999 and the years Ended
   December 31, 1998 and 1997............................................. S-7

                            FOX SPORTS NETWORKS, LLC

                       CONSOLIDATED FINANCIAL STATEMENTS

                          As of June 30, 2000 and 1999

                 With Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Fox Sports Networks, LLC:

We have audited the accompanying consolidated balance sheets of Fox Sports Networks, LLC and subsidiaries, a Delaware limited liability company (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, members' equity and cash flows for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Sports Networks, LLC and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
August 16, 2000

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999
                             (Dollars in thousands)

                                                           June 30,   June 30,
                                                             2000       1999
                                                          ---------- ----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $   25,891 $   59,145
  Trade and other receivables, net of allowance for
   doubtful accounts of $9,621 and $21,925 at June 30,
   2000 and 1999                                             165,010    164,739
  Receivables from equity affiliates, net................      5,616     43,892
  Program rights.........................................    127,667    106,790
  Notes receivable, current..............................      1,935      1,935
  Prepaid expenses and other current assets..............     29,314     13,968
                                                          ---------- ----------
    Total current assets.................................    355,433    390,469
Property and equipment, net..............................     58,186     53,794
Investments in affiliates................................    952,723    856,948
Note receivable, long-term...............................      6,007         12
Program rights...........................................    138,262    103,567
Excess cost, net.........................................    480,087    493,965
Other assets.............................................     35,699     33,743
                                                          ---------- ----------
    Total Assets......................................... $2,026,397 $1,932,498
                                                          ========== ==========

             LIABILITIES AND MEMBERS' EQUITY
             -------------------------------
Current liabilities:
  Accounts payable and accrued expenses.................. $  169,390 $  195,961
  Program rights payable.................................     79,688     73,061
  Current portion of long-term debt......................      2,470     13,253
  Accrued interest.......................................     16,988     18,903
  Other current liabilities..............................     11,532      9,168
                                                          ---------- ----------
    Total current liabilities............................    280,068    310,346
Non-current program rights payable.......................    107,310     96,021
Long-term debt, net of current portion...................  1,588,914  1,488,178
Minority interest........................................     25,412      2,207
Commitments and contingencies............................
Members' equity..........................................     24,693     35,746
                                                          ---------- ----------
    Total Liabilities and Members' Equity................ $2,026,397 $1,932,498
                                                          ========== ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the Periods Ended June 30, 2000 and 1999
                         and December 31, 1998 and 1997
                             (Dollars in thousands)

                                           Six months
                                Year ended   ended     Year ended   Year ended
                                 June 30,   June 30,  December 31, December 31,
                                   2000       1999        1998         1997
                                ---------- ---------- ------------ ------------
Revenues:
  Programming..................  $424,401   $171,085    $301,734     $226,469
  Advertising..................   241,313     95,583     160,499      117,874
  Direct broadcast.............   137,420     56,725     121,759       91,663
  Other........................    68,532     40,860      71,202       35,786
                                 --------   --------    --------     --------
                                  871,666    364,253     655,194      471,792
                                 --------   --------    --------     --------
Expenses:
  Operating....................   614,980    296,059     485,276      420,888
  General and administrative...    75,834     39,264      90,662       65,558
  Depreciation and
   amortization................    48,094     12,239      21,662       18,968
                                 --------   --------    --------     --------
                                  738,908    347,562     597,600      505,414
                                 --------   --------    --------     --------
Operating income (loss)........   132,758     16,691      57,594      (33,622)
                                 --------   --------    --------     --------
Other (income) expenses:
  Interest, net................   129,640     54,781     110,425       34,142
  Subsidiaries' income tax
   expense (benefit), net......     2,039        233       1,456       (1,590)
  Loss on sale of assets.......       604      2,767         121          --
  Equity loss of affiliates,
   net.........................     6,345     11,160       5,913        9,018
  Other........................      (137)       471      (1,478)         401
  Minority interest............     5,320      1,736       3,225        2,864
                                 --------   --------    --------     --------
                                  143,811     71,148     119,662       44,835
                                 --------   --------    --------     --------
Net loss.......................  $(11,053)  $(54,457)   $(62,068)    $(78,457)
                                 ========   ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                  For the Periods Ended June 30, 2000 and 1999
                         and December 31, 1998 and 1997
                             (Dollars in thousands)

                            Fox Regional      Fox Sports    Fox Regional   Total
                               Sports       Net Financing,     Sports     Members'
                          Holdings II, Inc.      LLC       Holdings, Inc.  Equity
                          ----------------- -------------- -------------- --------
BALANCE, DECEMBER 31,
 1996...................      $(28,132)        $198,692       $ 60,168    $230,728
  Net loss..............       (24,199)         (30,059)       (24,199)    (78,457)
                              --------         --------       --------    --------
BALANCE, DECEMBER 31,
 1997...................       (52,331)         168,633         35,969     152,271
  Net loss..............       (19,144)         (23,780)       (19,144)    (62,068)
                              --------         --------       --------    --------
BALANCE, DECEMBER 31,
 1998...................       (71,475)         144,853         16,825      90,203
  Net loss..............       (16,796)         (20,865)       (16,796)    (54,457)
                              --------         --------       --------    --------
BALANCE, JUNE 30, 1999..       (88,271)         123,988             29      35,746
  Net loss..............        (3,409)          (4,235)        (3,409)    (11,053)
                              --------         --------       --------    --------
BALANCE, JUNE 30, 2000..      $(91,680)        $119,753       $ (3,380)   $ 24,693
                              ========         ========       ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Periods Ended June 30, 2000 and 1999
                         and December 31, 1998 and 1997
                             (Dollars in thousands)

                                            Six months
                                 Year ended   ended     Year ended   Year ended
                                  June 30,   June 30,  December 31, December 31,
                                    2000       1999        1998         1997
                                 ---------- ---------- ------------ ------------
Cash flows from operating
 activities:
  Net loss.....................   $(11,053)  $(54,457)   $(62,068)   $ (78,457)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating
   activities:
    Depreciation and
     amortization..............     48,094     12,239      21,662       18,968
    Interest accretion and
     amortization of debt
     issuance costs............     33,247     15,660      29,868        9,431
    Loss on sale of assets.....        604      2,767         121          --
    Equity loss of affiliates..      6,345     11,160       5,913        9,018
    Minority interest..........      5,320      1,736       3,225        2,864
  Changes in operating assets
   and liabilities:
    Trade and other
     receivables...............      5,980    (13,441)     (1,373)     (47,296)
    Program rights.............    (54,149)   (16,578)    (65,871)     (77,266)
    Prepaid expenses and other
     operating assets..........    (36,029)    (7,130)     (4,812)     (10,715)
    Accounts payable and
     accrued expenses..........    (43,764)    37,417     (14,529)      51,462
    Program rights payable.....     14,314    (10,872)     46,278       26,749
    Other operating
     liabilities...............        431    (10,568)      9,553       18,517
                                  --------   --------    --------    ---------
      Net cash used in
       operating activities....    (30,660)   (32,067)    (32,033)     (76,725)
                                  --------   --------    --------    ---------
Cash flows from investing
 activities:
  Advances from equity
   affiliates..................     33,006      3,883      96,084      102,497
  Advances to equity
   affiliates..................    (41,901)   (14,198)    (92,913)    (106,555)
  Notes receivable (issued to)
   collected from third
   parties.....................     (5,995)    16,005       5,856          540
  Purchases of property and
   equipment...................    (20,188)    (9,942)    (14,665)     (31,321)
  Distributions from equity
   affiliates..................     11,892      6,752      40,051        4,704
  Investments in equity
   affiliates..................    (35,940)   (23,063)    (67,671)    (857,325)
  Purchase of program rights
   and related assets..........        --         --          --       (45,000)
  Acquisition of FIT TV, net of
   cash acquired...............        --         --       (3,618)         --
  Proceeds from sale of
   investment..................        --         --          900          --
                                  --------   --------    --------    ---------
      Net cash used in
       investing activities....    (59,126)   (20,563)    (35,976)    (932,460)
                                  --------   --------    --------    ---------
Cash flows from financing
 activities:
  Borrowings of long-term
   debt........................    491,875     92,000     155,000    1,720,078
  Repayment of long-term debt..   (432,823)   (22,423)    (91,713)    (648,960)
  Deferred debt issuance
   costs.......................        --         --          --       (18,357)
  Distribution to minority
   shareholder of subsidiary...     (2,520)      (720)     (1,920)      (1,980)
                                  --------   --------    --------    ---------
      Net cash provided by
       financing activities....     56,532     68,857      61,367    1,050,781
                                  --------   --------    --------    ---------
Net (decrease) increase in cash
 and cash equivalents..........    (33,254)    16,227      (6,642)      41,596
Cash and cash equivalents,
 beginning of period...........     59,145     42,918      49,560        7,964
                                  --------   --------    --------    ---------
Cash and cash equivalents, end
 of period.....................   $ 25,891   $ 59,145    $ 42,918    $  49,560
                                  ========   ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000
                            (Dollars in thousands)

(1) Organization

  Fox Sports Networks, LLC, a Delaware limited liability company, (together with its subsidiaries, the "Company") was formed in April 1996, to own and operate programming services featuring predominantly sports and sports related programming, as well as a national general entertainment programming service.

  Liberty Sports, Inc. ("LSI") (a predecessor operation) contributed its interest in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities. Fox and its subsidiaries contributed cash, all of its assets and liabilities in the FX cable network (a predecessor operation), and certain assets related to regional sports programming.

  In July 1999, TNCL acquired substantially all of LSI's interest in the Company and then transferred this interest to Fox in exchange for common stock.

  The Company's members as of June 30, 2000 are:

                                                                       Interest
                                                                       --------
   Fox Regional Sports Holdings, Inc. ("FRSH") ......................   30.843%
    (a wholly-owned subsidiary of Fox Entertainment Group, Inc.
    ("Fox"), a majority owned subsidiary of News America Incorporated
    ("NAI"), a wholly-owned subsidiary of The News Corporation
    Limited "TNCL")
   Fox Regional Sports Holdings II, Inc. ("FRSH II").................   30.843%
    (a wholly-owned subsidiary of Fox) (formerly LMC Newco U.S.,
    Inc.)
   Fox Sports Net Financing, LLC.....................................   38.314%
                                                                       -------
    (50% owned by each of FRSH and FRSH II)
                                                                       100.000%
                                                                       =======

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

  Fox Sports Net, LLC, which is comprised of the following:

     --Fox Sports Net West Holdings,
      LLC                               --Liberty/Fox ARC, LP
     --Fox Sports Net Ad Sales
      Holdings, LLC                     --Liberty/Fox Southeast, LLC
     --Fox Sports Net Northwest
      Holdings, LP                      --Fox Sports Net Utah, LLC
     --Liberty/Fox Sunshine, LLC        --Fox Sports Net Arizona, LLC
     --Fox Sports Net Detroit, LLC      --Fox Channels Services, LLC
     --Fox Sports Net Canada Holdings,
      LLC                               --Fox Sports Net Pittsburgh, LP
     --Fox Sports Net Distribution, LP  --Fox Sports Net Chicago Holdings, LLC
     --Fox Sports Net Bay Area
      Holdings, LLC                     --Fox Sports Net Minnesota Holdings, LP
     --Fox Sports Net Canada Holdings,
      LLC

  FX Networks, LLC
  Fox Sports RPP Holdings, LLC

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


  On March 13, 1997, upon the acquisition of the remaining interests in Affiliated Regional Communications, Ltd. and affiliates ("ARC") by Liberty/Fox ARC LP, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP, and from that date the consolidated subsidiaries of ARC and their operations were consolidated.

  In September 1997, Fox Sports Net Detroit, LLC, a majority-owned subsidiary of the Company, was formed for the purpose of providing sports and sports related programming in the Detroit, Michigan area (See Note 3(b)).

  In December 1997, the Company consummated a transaction with Rainbow Media Sports Holdings, Inc. ("Rainbow"), a subsidiary of CSC Holdings, Inc. (formerly Cablevision Systems Corporation) ("Cablevision"), pursuant to which
(i) Fox Sports RPP Holdings, LLC was formed to hold an interest in Regional Programming Partners ("RPP"), which in turn was formed to hold interests in Rainbow's existing regional sports networks ("RSN's") and certain other businesses, (ii) National Sports Partners ("NSP") was formed to operate Fox Sports Net ("FSN") a national programming service, and (iii) National Advertising Partners ("NAP") was formed to act as the national advertising sales representative for the RSNs which are affiliated with FSN. The Company contributed $850,000 for its 40% interest in RPP, which exceeded its equity in the underlying net assets of RPP by $314,420 (See Note 6(b)). Had the investment occurred at the beginning of the year ended December 31, 1997, pro-forma net loss would have increased by $2,234. The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the investment occurred on the dates indicated, or which may result in the future.

  In July 1999, in connection with Fox's acquisition of LSI's interest in the Company (See Note 1), voting control of certain majoriy-owned subsidiaries of the Company, previously held by Liberty, was acquired by Fox and, accordingly, these subsidiaries, are consolidated for the year ended June 30, 2000 (See
Note 3(g)). These majority-owned subsidiaries, which were previously accounted for using the equity method of accounting, are:

  Fox Sports Net Pittsburgh, LP (formerly Liberty/Fox KBL LP)
  Fox Sports Net Chicago Holdings, LLC (formerly Fox/Liberty Chicago LP) Fox Sports Net Bay Area Holdings, LLC (formerly Fox/Liberty Bay Area LP) Fox Sports Net Minnesota Holdings, LP (formerly Fox/Liberty Upper Midwest
  LP)
  Fox Sports Net Distribution, LP (formerly Fox/Liberty Distribution LP)

 (b) Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand and short-term investments with an original maturity of less than 90 days. The carrying amounts of cash and cash equivalents approximate their fair values due to their short maturities.

 (c) Program Rights

  The Company has multi-year contracts for the cable telecast rights of syndicated entertainment programs and sporting events. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred at the gross amount of the liability when the programs or sporting events are available for telecast. Program rights for entertainment programs are amortized over the term of the contract using the straight-line method. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season are amortized over the term of the season on a straight-line basis.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


  At the inception of these contracts, and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

 (d) Property and Equipment

  Property and equipment are stated at cost, which includes acquisition costs allocated to tangible assets acquired. Depreciation for financial statement purposes is provided using the straight-line method over an estimated useful life of three to five years.

 (e) Other Assets

  At June 30, 2000 and 1999 other assets included $14,845, and $16,342, respectively, of debt issuance costs related to the issuance of Senior Notes and Senior Discount Notes (see Note 7(b)) and $3,789 and $4,639, respectively, of debt issuance costs related to a credit facility (see Note 7(a)). These costs are amortized using the effective interest method over the term of the respective debt instrument. Amortization expense was $2,346, $1,147, $2,321 and $461 in the aggregate for the year ended June 30, 2000, the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, respectively, and is included in interest expense.

 (f) Investments in Affiliates

  The consolidated financial statements include the operations of subsidiary companies more than 50% owned. Investments in and advances to affiliates in which the Company has a substantial ownership interest of approximately 20 to 50%, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. Under this method of accounting, the original investment is increased or decreased by the Company's share of such affiliates income or losses and decreased by dividends.

  Partnerships in which the Company acts as a limited partner, but in which the third party general partner exercises management control, are not consolidated regardless of the ownership interest. If these investments meet the conditions outlined in the paragraph above then the partnerships are accounted for under the equity method.

 (g) Excess Cost

  Excess cost represents the difference between the cost of acquiring programming entities and amounts assigned to their tangible and intangible assets. Such amounts are amortized on a straight-line basis over 40 years. Amortization expense was $13,878, $7,037, $14,300, and $11,776 for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively. At June 30, 2000 and 1999 excess cost, net included accumulated amortization of $106,691 and $92,813, respectively.

  The Company periodically reviews the propriety of the carrying amount of its excess cost as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Company's projection of undiscounted operating cash flows over the remaining lives of the excess cost. Based on its review, the Company believes that no impairment of its excess cost has occurred.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


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

 (j) Non-Monetary Transactions

  The Company trades commercial advertising spots in return for programming and other consideration. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $9,254, $5,798, $4,173, and $8,539 in both advertising revenue and programming expenses during the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively.

 (k) Income Taxes

  No provision has been made for federal, state or foreign income taxes, as the liability for such income taxes is the responsibility of the members.

 (l) Segment Reporting

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131") on the disclosure of segments of an enterprise. SFAS 131 establishes guidelines for determining operating segments within public business enterprises. Based on these guidelines, the Company reports information under a single cable programming segment. The Company adopted SFAS 131 as of January 1, 1998.

 (m) Major Customers

  The Company recognized revenue from one customer which represented 14.5%, 11.8%, 14.3%, and 18.1% of consolidated revenues for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively. Revenue recognized from a second customer represented 11.4% for the year ended June 30, 2000.

 (n) Use of Estimates

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


 (o) Reclassifications

  Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

 (p) Fiscal Year

  Beginning in the current year, the Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. The year ended June 30, 2000 comprises a 53-week period.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1997(b) (c) is as follows:

                                                                      ARC Ltd(a)
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
                                                                       =======

--------
(a) In March 1997, Liberty/Fox ARC LP, an affiliate of the Company, paid $40,000 to Group W to purchase the remaining 12.78% interest in Affiliated Regional Communications, Ltd and affiliates ("ARC"). This transaction resulted in Liberty/Fox ARC LP recording $25,785 in excess costs. In conjunction with this transaction, the Company assumed management control of the consolidated subsidiaries of Liberty/Fox ARC LP. Subsequent to the purchase, the consolidated subsidiaries of ARC were consolidated with the Company (see Note 2(a)). Had the additional 12.78% interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997, the pro forma consolidated revenue would have increased by $29,913 and pro forma consolidated income would have increased by $372. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


(b) In September 1997, the Company formed Fox Sports Net Detroit, LLC for the purpose of providing sports and sports related programming to the Detroit, Michigan area. Fox Sports Net Detroit, LLC entered into agreements to pay cash of $45,000 and issue notes payable totaling $25,558 to secure certain sports programming rights and other assets. Amounts remaining as excess cost will be amortized over 40 years. Had the acquisition occurred at the beginning of the period (January 1, 1997), and assuming that the full $70,713 is recorded as excess cost and amortized over 40 years, the pro-forma consolidated revenue would have increased, and loss would have decreased, by $17,940 and $2,143, respectively. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

(c) In December 1997, the Company contributed net assets of $14,926 and $2,741 to NSP and NAP, respectively, for a 50% interest in each partnership. The net assets contributed were comprised of certain accounts receivables, fixed assets, investments and accrued liabilities.

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1998 is as follows:

                                                                       Fit TV(d)
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
                                                                        =======

--------
(d) In April 1998, the Company completed the acquisition of Fit TV Partnership, with an effective date as of January 1, 1998, in which the Company paid $15,000 to Cable Health TV, Inc. in 1997 and $1,875 each to Reebok CHC, Inc. and Liberty CHC, Inc., representing 100% capital interest and a 92% profit interest in Fit TV Partnership, and accordingly, has been consolidated with the Company. An 8% minority profit interest in Fit TV Partnership was acquired by a third party. Had the capital interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997, the pro forma revenue would have increased by $4,074 and net loss would have increased by $7,561. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the six months ended June 30, 1999 (f) is as follows:

                                                                      Fit TV(e)
                                                                      ---------
   Fair value of net assets disposed:
     Accounts receivable............................................  $ (1,341)
     Prepaid program rights.........................................    (1,300)
     Prepaid expenses...............................................      (274)
     Property and equipment, net....................................       (57)
     Excess cost....................................................   (20,131)
     Other assets...................................................       (32)
     Accounts payable and accrued expenses..........................     5,785
     Program rights payable.........................................       278
                                                                      --------
                                                                      (17,072)
   Satisfied by:
     Receivable.....................................................    14,500
                                                                      --------
   Loss on sale.....................................................  $ (2,572)
                                                                      ========

--------
(e) In May 1999, the Company recorded a receivable from an afffilitate of Fox in connection witht the sale of Fit TV Partnership.

(f) In April 1999, the Company received notes receivable of $19,635 as a distribution from Liberty/Fox KBL LP.

  Supplemental disclosure of cashflow information and non-cash investing and financing activities for the year ended June 30, 2000 (g)(h) is as follows:

(g) The consolidation of certain majority-ownded subsidiaries previously accounted for using the equity method (see Note 2(a)) is a non-cash investing activity that resulted in increases to various assets and liabilities on the Company's consolidated balance sheet that are not reflected in the consolidated statements of cash flows for the year ended June 30, 2000. Such increases primarily consisted of a $78,072 increase in investments in equity affiliates, a $47,171 decrease in receivables from equity affiliates, a $483 increase in property and equipment, net and a $20,405 increase in minority interest.

(h) Debt increased by $51,940 related to accrued interest on the 19th Holdings Corporation (a wholly-owned subsidiary of Fox) note (see Note 7(a)).

  Cash paid for interest was $47,598, $46,426, $76,154,and $24,848 for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


(4) Related Party Transactions

  For the year ended June 30, 2000, the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of Fox and for the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of LSI and
Fox:

                                          Six months
                               Year ended   ended     Year ended   Year ended
                                June 30,   June 30,  December 31, December 31,
                                  2000       1999        1998         1997
                               ---------- ---------- ------------ ------------
   Revenues:
     Programming..............  $  3,845   $43,521     $93,922      $92,244
     Advertising..............     1,948       895       1,523        3,183
     Direct broadcast.........       --        --          --         2,082
     Interest income..........        77       165         351        2,719
     Other....................    21,976    14,240      19,606          --
   Expenses:
     Operating................   108,788    31,997      62,216       65,736
     General and
      administrative..........     4,691     3,202       2,775        4,156
     Interest expense.........       --        --           25        1,570

  At June 30, 2000 and 1999 receivables from related parties were $7,713 and $23,012, respectively, and payables to related parties were $9,364 and $7,690, respectively.

  The Company has a non exclusive, royalty-free license from affiliates of Fox to use the "FOX" brand name and certain related artwork in connection with the Company's business.

(5) Property and Equipment

  Property and equipment at June 30, 2000 and 1999 consisted of the following:

                                                             June 30,  June 30,
                                                               2000      1999
                                                             --------  --------
   Studio and production equipment.......................... $ 79,720  $ 55,832
   Office equipment.........................................   21,989    17,986
   Construction in progress.................................    2,154    16,164
   Other....................................................   11,092     4,200
                                                             --------  --------
                                                              114,955    94,182
   Accumulated depreciation.................................  (56,769)  (40,388)
                                                             --------  --------
                                                             $ 58,186  $ 53,794
                                                             ========  ========

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


(6) Investments Accounted for Under the Equity Method

 (a) Summarized Data for Significant Equity Affiliates

  Summarized unaudited financial information for significant subsidiaries, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                          Combined Financial Position

                                                           June 30,   June 30,
                                                             2000       1999
                                                          ---------- ----------
   Current assets........................................ $  433,293 $  395,827
   Non-current assets....................................  2,072,169  1,857,925
                                                          ---------- ----------
   Total assets.......................................... $2,505,462 $2,253,752
                                                          ========== ==========

   Current liabilities................................... $  291,272 $  246,878
   Non-current liabilities...............................    705,773    634,259
   Minority interest.....................................        --         --
   Members' equity.......................................  1,508,417  1,372,615
                                                          ---------- ----------
   Total liabilities and equity.......................... $2,505,462 $2,253,752
                                                          ========== ==========

                              Combined Operations

                                            Six months
                                Year ended    ended     Year ended   Year ended
                                 June 30,    June 30,  December 31, December 31,
                                   2000        1999        1998         1997
                                ----------  ---------- ------------ ------------
   Revenues.................... $1,334,965   $454,885    $783,156     $ 66,167
   Operating loss..............    (33,237)   (27,904)    (65,062)     (24,647)
   Net loss....................    (22,764)   (21,634)    (29,834)     (24,663)

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

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                             (Dollars in thousands)


 (b) Unconsolidated Affiliates

  The following table reflects the Company's ownership interests in majority and minority owned affiliates as of:

                                                               June 30, June 30,
                             Entity                              2000     1999
                             ------                            -------- --------
   Majority Owned Affiliates
     Fox Sports Net Chicago Holdings LLC......................    N/A     98.0%
     Fox Sports Net Pittsburgh LP.............................    N/A     60.0%
     Fox Sports Net Bay Area Holdings LLC.....................    N/A     98.0%
     Fox Sports Net Minnesota Holdings LP.....................    N/A     98.0%
     Fox Sports Net Distribution LP...........................    N/A     98.0%

   Minority Owned Affiliates
     LMC Sunshine Inc.........................................   48.5%    48.5%
     Sunshine Network Joint Venture...........................   49.0%    49.0%
     Home Team Sports Limited Partnership.....................   34.3%    34.3%
     Mountain Mobile TV.......................................   33.3%    33.3%
     Regional Programming Partners............................   40.0%    40.0%
     National Sports Partners.................................   50.0%    50.0%
     Sports Channel Pacific Associates........................   50.0%     N/A
     Sports Channel Chicago Associates........................   50.0%     N/A
     National Advertising Partners............................   50.0%    50.0%
     CTV Sports Net...........................................   20.0%    20.0%
     Carolina Hurricanes Programming Joint Venture............   33.3%    33.3%

  The following table reflects the carrying value of the Company's investments accounted for under the equity method and the Company's equity in earnings (losses) of its majority and minority owned affiliates:

                                            Investment
                                         -----------------
                                         June 30, June 30,
                  Entity                   2000     1999
                  ------                 -------- --------
   Majority Owned Affiliates............ $    --  $(21,163)
   Minority Owned Affiliates............  952,723  878,111
                                         -------- --------
                                         $952,723 $856,948
                                         ======== ========

                                      Equity in Earnings (Losses)
                            -----------------------------------------------
                                       Six months
                            Year ended   ended     Year ended   Year ended
                             June 30,   June 30,  December 31, December 31,
            Entity             2000       1999        1998         1997
            ------          ---------- ---------- ------------ ------------
   Majority Owned
    Affiliates.............  $    --    $  6,205    $13,111      $(2,288)
   Minority Owned
    Affiliates.............    (6,345)   (17,365)   (19,024)      (6,730)
                             --------   --------    -------      -------
                             $ (6,345)  $(11,160)   $(5,913)     $(9,018)
                             ========   ========    =======      =======

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


  Prior to the contribution of the above majority owned entities to the Company in connection with the formation of the Company (see Note 1), there were certain regional networks that were wholly owned and consolidated by LSI (a predecessor company). Upon contribution of these entities to the Company, LSI retained management control through a general partnership minority interest. Until July 1999, these operations were not consolidated by the Company, although it owned the majority of the limited partnership interests. In connection with Fox's acquisition of LSI's interests in the Company in July 1999, Fox assumed management control of these partnerships and has consolidated these partnerships from that date. (See Notes 2(a) and 3(g)).

  The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $328,949 and $332,988 at June 30, 2000 and 1999, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated to $9,252, $4,777, $7,876, and $1,025 during the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively, and is included in the Company's share of equity loss of affiliates.

(7) Debt

  Debt at June 30, 2000 and 1999 is summarized as follows:

                                                          June 30,    June 30,
                                                            2000        1999
                                                         ----------  ----------
   19th Holdings Corporation (a)........................ $  749,990  $      --
   Chase Manhattan Bank--Term(a)........................        --      400,000
   Chase Manhattan Bank--Revolver(a)....................        --      277,000
   Senior Notes(b)......................................    500,000     500,000
   Senior Discount Notes(b).............................    331,002     300,786
   Other................................................     10,392      23,645
                                                         ----------  ----------
                                                          1,591,384   1,501,431
   Less current portion.................................     (2,470)    (13,253)
                                                         ----------  ----------
                                                         $1,588,914  $1,488,178
                                                         ==========  ==========

  Annual future minimum maturities of debt are as follows:

   Year ending June 30:
     2001............................................................ $    2,470
     2002............................................................      2,636
     2003............................................................      2,813
     2004............................................................    752,463
     2005............................................................        --
     Thereafter......................................................    831,002
                                                                      ----------
                                                                      $1,591,384
                                                                      ==========

  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Rates on the Company's debt approximate current market rates, and, as such, the carrying amount of borrowings outstanding approximates fair value.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


(a) On December 15, 1997, Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC (together, the "Co-Borrowers"), entered into a credit agreement (the "Credit Agreement") with a group of banks. In July 1999, 19/th/ Holdings Corporation, (a wholly-owned subsidiary of Fox) acquired the debt outstanding under the Credit Agreement and assumed the rights and obligations of the group of banks thereunder. The Company and 19/th/ Holdings Corporation subsequently amended and restated the Credit
    Agreement and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19/th/ Agreement"). The 19/th/ Agreement provides for a $400,000 term loan and a $400,000 revolving credit facility ("the Facilities").
    Borrowings under the Facilities are guaranteed by the Company, the Co-Borrowers and certain subsidiaries of Fox Sports Net, LLC, and are secured by substantially all of the assets of the Company. Borrowings under the facilities bear interest at a fixed rate determined on an annual basis by 19/th/ Holdings Corporation. 19th Holdings Corporation has determined that the rate of interest on this debt through June 2001 shall be 8%. Unpaid interest is added to principal on a monthly basis. The amount of interest added to principal for the year ended June 30, 2000 was $51,940. Amounts outstanding under the revolving credit facility and principal under the term loan are due September 30, 2004.

(b) In August 1997, Fox Sports Networks, LLC (formerly Fox/Liberty Networks,
    LLC) (the "Issuer") privately sold $500,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction (the "Offering") that was exempt from registration under the Securities Act of 1933, as amended ("1933 Act"). In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Issuer exchanged all of the Old Notes for new notes (the "Notes"), which were registered by the Issuer under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Issuer received no proceeds from the issuance of the Notes in the Exchange Offer. Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. Interest accretes to principal prior to the commencement of interest payments. At June 30, 2000 and 1999 and December 31, 1998 and 1997, the unamortized discount on the Senior Discount Notes was $73,998, $104,214, $118,122, and $144,669, respectively. Interest expense, resulting from the amortization of the discount, was $30,216, $13,908, $26,547, and $8,053 for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Notes are unsecured.

  Interest expense was $130,870, $56,052, $112,961, and $49,183 for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively. Interest income was $1,230, $1,271, $2,536, and $15,041 for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively.

(8) Additional Interests Earned by Company's Members

  The Company consists of numerous limited liability companies, general and limited partnerships and corporations. The equity ownership of individual entities in the chain of entities holding interests in regional sports networks and FX Networks, LLC include interests held directly by affiliates of Fox. Generally, each regional sports network is owned by the Company through a chain of entities in which the Company has a direct or indirect interest of approximately 98%, with the remaining fractional interests being held by the affiliates of Fox.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


(9) 401(k) Plan

  During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan, participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, the Company contributed $5,771, $3,186, $4,757 and $4,013, respectively, to the 401(k) Plan.

(10) Equity Appreciation Rights Plan

  In October 1997, the Company adopted the Fox/Liberty Networks, LLC Equity Appreciation Rights Plan for management and key employees (the "Plan"), with an effective date, of May 1, 1996. A committee was appointed by the Company to administer and interpret this Plan. The maximum number of Appreciation Rights available for grant under this plan was 300,000. The rights vest over five years and require a minimum number of hours worked per year of vesting.

  In August 1999, the Plan was amended, with an effective date of June 10, 1999, to provide that no further Appreciation Rights could be granted under the Plan after such effective date, and the value of Appreciation Rights was fixed at $250 as of the effective date and as of December 31, 1998. All participants with outstanding Appreciation Rights will continue to vest over time, provided that as Appreciation Rights vest, the participant shall be deemed to have exercised their right to receive cash payments equal to the excess of $250 over the grant value of such vested Appreciation Rights.

  There were no grants under the Plan during the year ended June 30, 2000. During 1999, the Company granted 18,000 rights at $185. During 1998, the Company granted 28,000 and 18,000 rights at $185 and $135, respectively. During 1997, the Company granted 185,100 rights at $135. The value of the 1999 and 1998 grants were based on an independent valuation and the value of the 1997 grants were based on the initial value determined by the Company's members. At June 30, 2000 and 1999, 28,800 and 118,260 unexercised rights had vested respectively, with a weighted average exercise period of 5.8 years at June 30, 2000. Compensation expense was $2,329, $5,150 and $13,526 with respect to vested Appreciation Rights for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

(11) Commitments and Contingencies

 (a) Operating Leases

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2010. Future minimum payments by year under noncancelable operating leases with a term of one year or more consist of the following at June 30, 2000:

   Year ending June 30:
     2001............................................................. $ 20,252
     2002.............................................................   16,365
     2003.............................................................   15,496
     2004.............................................................   14,995
     2005.............................................................   14,496
     Thereafter.......................................................   28,055
                                                                       --------
     Total minimum lease payments..................................... $109,659
                                                                       ========

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2000
                            (Dollars in thousands)


  Total lease expense was approximately $27,017, $15,030, $27,396 and, $17,137 for the year ended June 30, 2000, the six months ended June 30, 1999, and the years ended December 31, 1998 and 1997, respectively.

 (b) Long-term Program Rights Contracts

  The Company has long-term program rights contracts which require payments through 2010. Future minimum payments, including unrecorded amounts, by year are as follows at June 30, 2000:

   Year ending June 30:
     2001........................................................... $  403,030
     2002...........................................................    374,168
     2003...........................................................    377,301
     2004...........................................................    372,237
     2005...........................................................    372,019
     Thereafter.....................................................  1,580,575
                                                                     ----------
     Total minimum program rights payments.......................... $3,479,330
                                                                     ==========

  The Company licenses television and feature film programming on a long-term basis from various related parties, and accordingly records a program rights asset and payable for the contractual amounts. At June 30, 2000 and 1999, the unamortized program rights were $125,284 and $168,240, respectively, and the program rights payable were $124,462 and $144,256, respectively.

 (c) Litigation

  In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material effect on the Company's financial position or results of operations.

(12) Supplemental Condensed Financial Information (unaudited)

                                                                    Six months
                                                                       ended
                                                                   June 30, 1998
                                                                   -------------
     Revenues ....................................................   $326,023
     Operating income.............................................     23,286

                            FOX SPORTS NETWORKS, LLC

                         FINANCIAL STATEMENT SCHEDULES
                 WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Members of Fox Sports Networks, LLC:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fox Sports Networks, LLC (the "Company") included elsewhere in this Form 10-K and have issued our report thereon dated August 16, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
August 16, 2000

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                                 BALANCE SHEETS

                             June 30, 2000 and 1999
                             (Dollars in thousands)

                                                              June 30, June 30,
                                                                2000     1999
                                                              -------- --------
                           ASSETS
                           ------

Cash......................................................... $     38 $    151
Investments in subsidiaries..................................  863,072  856,045
Other assets.................................................   14,845   16,342
                                                              -------- --------
  Total Assets............................................... $877,955 $872,538
                                                              ======== ========
               LIABILITIES AND MEMBERS' EQUITY
               -------------------------------

Accrued liabilities.......................................... $ 22,260 $ 36,006
Long-term debt...............................................  831,002  800,786
Members' equity..............................................   24,693   35,746
                                                              -------- --------
  Total Liabilities and Members' Equity...................... $877,955 $872,538
                                                              ======== ========


 The accompanying notes are an integral part of these condensed balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF OPERATIONS

                  For the Periods Ended June 30, 2000 and 1999
                         and December 31, 1998 and 1997
                             (Dollars in thousands)

                                          Six months
                               Year ended   ended     Year ended   Year ended
                                June 30,   June 30,  December 31, December 31,
                                  2000       1999        1998         1997
                               ---------- ---------- ------------ ------------
Interest expense, net.........  $ 76,089   $ 36,817    $ 71,783     $ 12,914
Other expenses................     1,261      5,150      13,531          --
Equity in (income) loss of
 subsidiaries.................   (66,297)    12,490     (23,246)      65,543
                                --------   --------    --------     --------
Net loss......................  $(11,053)  $(54,457)   $(62,068)    $(78,457)
                                ========   ========    ========     ========


    The accompanying notes are an integral part of these condensed financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF CASH FLOWS

                  For the Periods Ended June 30, 2000 and 1999
                         and December 31, 1998 and 1997
                             (Dollars in thousands)

                                            Six months
                                 Year ended   ended     Year ended   Year ended
                                  June 30,   June 30,  December 31, December 31,
                                    2000       1999        1998         1997
                                 ---------- ---------- ------------ ------------
Cash flows from operating
 activities:
 Net loss......................   $(11,053)  $(54,457)  $ (62,068)   $ (78,457)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Interest accretion...........     30,216     13,908      26,050        8,550
  Equity in (income) loss of
   affiliates..................    (66,297)    12,490     (23,246)      65,543
 Changes in operating assets
  and liabilities:
  Other assets.................      1,497        721       1,020      (18,083)
  Accrued liabilities..........    (13,746)     4,881      14,652       16,473
                                  --------   --------   ---------    ---------
    Net cash used in operating
     activities................    (59,383)   (22,457)    (43,592)      (5,974)
                                  --------   --------   ---------    ---------
Cash flows from investing
 activities:
 Distributions from equity
  affiliates...................     59,270     42,871     144,267       58,040
 Investments in equity
  affiliates...................        --     (20,400)   (100,538)    (804,344)
                                  --------   --------   ---------    ---------
    Net cash provided by (used
     in) investing activities..     59,270     22,471      43,729     (746,304)
                                  --------   --------   ---------    ---------
Cash flows from financing
 activities:
 Proceeds from notes...........        --         --          --       752,278
                                  --------   --------   ---------    ---------
    Net cash provided by
     financing activities......        --         --          --       752,278
                                  --------   --------   ---------    ---------
Net (decrease) increase in cash
 and cash equivalents..........       (113)        14         137          --
Cash and cash equivalents,
 beginning of period...........        151        137         --           --
                                  --------   --------   ---------    ---------
Cash and cash equivalents, end
 of period.....................   $     38   $    151   $     137    $     --
                                  ========   ========   =========    =========

    The accompanying notes are an integral part of these condensed financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 June 30, 2000
                             (Dollars in thousands)

(1) Debt

  Annual future minimum maturities of debt are as follows:

   Year ending June 30:
     2001.............................................................. $    --
     2002..............................................................      --
     2003..............................................................      --
     2004..............................................................      --
     2005..............................................................      --
     Thereafter........................................................  831,002
                                                                        --------
                                                                        $831,002
                                                                        ========

(2) Commitments and Contingencies

  The Company has guaranteed certain obligations of its subsidiaries.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                          Balance at Charged to                        Balance at
                          Beginning  Costs and                           End of
                          of Period   Expenses  Deductions  Other        Period
                          ---------- ---------- ---------- -------     ----------
YEAR ENDED JUNE 30, 2000
  Allowance for doubtful
   accounts.............   $(21,925)  $ (8,797)  $19,493   $ 1,608 (1)  $ (9,621)
  Program rights
   reserve..............     (5,058)       --      5,058       --            --
SIX MONTHS ENDED JUNE
 30, 1999
  Allowance for doubtful
   accounts.............     (9,324)   (10,991)    2,253    (3,863)(1)   (21,925)
  Program rights
   reserve..............    (18,727)       --     13,669       --         (5,058)
YEAR ENDED DECEMBER 31,
 1998
  Allowance for doubtful
   accounts.............     (1,714)    (9,109)    1,570       (71)(1)    (9,324)
  Program rights
   reserve..............    (38,344)       --     19,617       --        (18,727)
YEAR ENDED DECEMBER 31,
 1997
  Allowance for doubtful
   accounts.............       (957)    (1,586)    1,029      (200)(1)    (1,714)
  Program rights
   reserve..............    (80,000)       --     41,656       --        (38,344)

--------
(1) Represents balances from businesses sold or acquired during the period and balances transferred from other accounts.