Form 10-Q
period 2000-09-30
FOX SPORTS NETWORKS LLC
filed 2000-11-14
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                                Yes [X] No [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 2000 and June 30, 2000
                             (Dollars in thousands)

                                                       September 30,  June 30,
                                                           2000         2000
                                                       ------------- ----------
                                                        (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................  $   30,483   $   25,891
  Trade and other receivables, net of allowance for
   doubtful accounts of $8,232 at September 30, 2000
   and $9,621 at June 30, 2000........................     194,396      165,010
  Receivables from equity affiliates, net.............      23,055        5,616
  Program rights......................................     138,228      127,667
  Prepaid expenses and other current assets...........      37,478       29,322
                                                        ----------   ----------
    Total current assets..............................     423,640      353,506
Property and equipment, net...........................      62,084       58,186
Investments in affiliates.............................     939,873      952,723
Program rights........................................     158,470      138,262
Excess cost, net......................................     476,623      480,087
Other assets..........................................      45,085       43,633
                                                        ----------   ----------
    Total Assets......................................  $2,105,775   $2,026,397
                                                        ==========   ==========
           LIABILITIES AND MEMBERS' EQUITY
           -------------------------------
Current liabilities:
  Accounts payable and accrued expenses...............  $  149,662   $  169,390
  Program rights payable..............................      99,123       79,688
  Current portion of long-term debt...................       2,511        2,470
  Accrued interest....................................       6,194       16,988
  Other current liabilities...........................      11,288       11,532
                                                        ----------   ----------
    Total current liabilities.........................     268,778      280,068
Non-current program rights payable....................     100,020      107,310
Long-term debt, net of current portion................   1,668,522    1,588,914
Minority interest.....................................      27,211       25,412
Commitments and contingencies
Members' equity.......................................      41,244       24,693
                                                        ----------   ----------
    Total Liabilities and Members' Equity.............  $2,105,775   $2,026,397
                                                        ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                                           Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------- ----------
                                                         (unaudited) (unaudited)
Revenues:
  Programming...........................................  $116,370    $101,120
  Advertising...........................................    57,832      52,949
  Direct broadcast......................................    37,623      31,940
  Other.................................................    21,058      20,489
                                                          --------    --------
                                                           232,883     206,498
                                                          --------    --------
Expenses:
  Operating.............................................   147,587     142,882
  General and administrative............................    21,284      17,612
  Depreciation and amortization.........................    13,869       7,072
                                                          --------    --------
                                                           182,740     167,566
                                                          --------    --------
Operating income........................................    50,143      38,932
                                                          --------    --------
Other (income) expenses:
  Interest, net.........................................    35,457      30,628
  Subsidiaries' income tax (benefit) expense, net.......       --          (75)
  Equity (income) loss of affiliates, net...............    (3,680)      2,044
  Other, net............................................        16          69
  Minority interest.....................................     1,799       1,874
                                                          --------    --------
                                                            33,592      34,540
                                                          --------    --------
Net income..............................................  $ 16,551    $  4,392
                                                          ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Three Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                                          Three Months Ended
                                                            September 30,
                                                        ----------------------
                                                           2000        1999
                                                        ----------- ----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
  Net income...........................................  $  16,551   $  4,392
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization......................     13,869      7,072
    Interest accretion and amortization of debt
     issuance costs....................................      8,621      8,797
    Loss on sale of assets.............................         17        --
    Equity (income) loss of affiliates, net............     (3,680)     2,044
    Minority interest..................................      1,799      1,874
  Changes in operating assets and liabilities:
    Trade and other receivables........................    (29,386)   (15,357)
    Program rights.....................................    (30,769)   (17,608)
    Prepaid expenses and other operating assets........    (15,819)    (5,383)
    Accounts payable and accrued expenses..............    (19,728)   (25,897)
    Program rights payable.............................     12,145     23,994
    Other operating liabilities........................    (11,038)     1,326
                                                         ---------   --------
      Net cash used in operating activities............    (57,418)   (14,746)
                                                         ---------   --------
Cash flows from investing activities:
  Advances from equity affiliates......................        999      6,826
  Advances to equity affiliates........................    (18,438)   (28,716)
  Purchases of property and equipment..................     (8,695)    (4,482)
  Investments in equity affiliates.....................     (8,828)    (6,827)
  Distributions from equity affiliates.................     25,358      5,715
                                                         ---------   --------
      Net cash used in investing activities............     (9,604)   (27,484)
                                                         ---------   --------
Cash flows from financing activities:
  Borrowings of long-term debt.........................    200,569     93,738
  Repayment of long-term debt..........................   (128,955)   (93,569)
  Distribution to minority shareholder of subsidiary...        --        (480)
                                                         ---------   --------
      Net cash provided by (used in) financing
       activities......................................     71,614       (311)
                                                         ---------   --------
Net increase (decrease) in cash and cash equivalents...      4,592    (42,541)
Cash and cash equivalents, beginning of period.........     25,891     59,145
                                                         ---------   --------
Cash and cash equivalents, end of period...............  $  30,483   $ 16,604
                                                         =========   ========
Supplemental Cash Flow disclosure:
  Cash paid for interest...............................  $  22,188   $ 24,615

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000 (unaudited)
                            (Dollars in thousands)

(1) Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Fox Sports Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, primarily consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2001. These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

  The Company consolidates all subsidiaries in which voting control is held by either the Company or Fox Entertainment Group, Inc. ("Fox"), its parent. The degree to which the Company controls the management and operation of a Regional Sports Network ("RSN"), determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have voting control, the ownership interest is accounted for using the equity method of accounting.

  In July 1999, The News Corporation Limited acquired from Liberty Media Corporation ("Liberty") substantially all of Liberty's 50% interest in the Company and transferred that interest to Fox in exchange for common stock. In connection with this transaction, voting control of certain majority-owned subsidiaries of the Company, previously held by Liberty, was acquired by Fox and, accordingly, these subsidiaries have been consolidated commencing with the three months ended September 30, 1999. (See Note 4.) These majority-owned subsidiaries which were previously accounted for using the equity method of accounting, are:

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                        September 30, 2000 (unaudited)
                            (Dollars in thousands)


(2) Debt

  Debt at September 30, 2000 and June 30, 2000 is summarized as follows:

                                                       September 30,  June 30,
                                                           2000         2000
                                                       ------------- ----------
                                                        (unaudited)
   19th Holdings Corporation..........................  $  824,603   $  749,990
   Senior Notes.......................................     500,000      500,000
   Senior Discount Notes..............................     338,884      331,002
   Other..............................................       7,546       10,392
                                                        ----------   ----------
                                                         1,671,033    1,591,384
   Less current portion...............................       2,511        2,470
                                                        ----------   ----------
                                                        $1,668,522   $1,588,914
                                                        ==========   ==========

  In July 1999, 19th Holdings Corporation ("19th Holdings"), a wholly-owned subsidiary of Fox acquired the debt outstanding under a bank facility from a group of banks, ("the 19th Facility"). Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2001 shall be 8%. In July 2000, the 19th Facility was amended to increase the total amount available for borrowing to $900,000.

(3) Summarized Financial Information

  Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                         Three Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
                                                      (unaudited)   (unaudited)
   Revenue..........................................   $302,837      $228,219
   Operating income.................................     12,597         2,565
   Net income.......................................      8,754         4,228

(4) Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows

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

  Debt increased by $15,731 and $9,244 in the three months ended September 30, 2000 and 1999, respectively, related to accrued interest on the debt outstanding under the 19th Facility.

(5) Reclassifications

  Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

  This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors discussed in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes set forth elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

  In connection with the consummation of the Rainbow Transaction, the Company and a group of banks amended and restated an existing credit agreement to permit borrowings by Fox Sports Net, LLC, Fox Sports

RPP Holdings, LLC and FX Networks, LLC, each a subsidiary of the Company (together, the "Co-Borrowers"), in the amount of $800.0 million (the "Bank Facility"). The Bank Facility was comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the Rainbow Transaction.

  In July 1999, 19th Holdings Corporation ("19th Holdings"), a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19th Holdings subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19th Holdings on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Facility"). In July 2000, the Company and 19th Holdings amended the 19th Facility to increase the revolving facility to $500.0 million and the total facility to $900.0 million. The Company currently expects that remaining availability under the 19th Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

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

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC are consolidated in the financial statements of the Company, at September 30, 2000 and 1999: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN, Pittsburgh RSN, and Detroit RSN.

  As of September 30, 2000 and 1999, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

  Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

 Three months ended September 30, 2000 as compared with the three months ended September 30, 1999

  Total revenues for the three months ended September 30, 2000 were $232.9 million, an increase of $26.4 million, or 13%, over the three months ended September 30, 1999. Programming revenue was the largest source of revenue, representing 50% of total revenue, or $116.4 million, for the three months ended September 30, 2000. Advertising and direct broadcast revenue represented 25% and 16%, respectively, of total revenue, or $57.8 million and $37.6 million, respectively, for the three months ended September 30, 2000. For the three months ended September 30, 1999, programming revenue was $101.1 million and advertising and direct broadcast revenue were $52.9 and $31.9 million, respectively, or 49%, 26% and 15%, respectively of total revenues.

  Programming and advertising revenue increased by $15.3 million and $4.9 million, respectively in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. These increases represent a 15% and 9% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of the continued subscriber growth of FX, which reached 54.2 million households as of September 30, 2000, a 25% increase over September 30, 1999 and rate increases, primarily at the RSNs, arising from new affiliation agreements. The increase in advertising revenue of 9% is comprised of a 20% increase in advertising revenue by FX and a 4% increase by the RSNs. Increased total day ratings within a particular demographic audience profile on FX, coupled with the significant increase in subscribers, resulted in a 28% increase in average audience during the three months ended September 30, 2000, as compared to the same period in the prior year. The increased ratings, increased subscribers and the resulting increase in average audience combined to generate increased CPMS from advertisers on FX. These factors all contributed to the 20% increase in advertising revenue for FX. Higher advertising revenues throughout most of the RSNs, which are primarily due to an increase in the number of MLB events, contributed to the RSNs 4% increase in advertising revenue in the current period.

  Operating expenses totaled $147.6 million for the three months ended September 30, 2000, representing 63% of total revenues and an increase of $4.7 million, or 3%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended September 30, 1999 totaled $142.9 million, or 69% of total revenues. The increase in operating expenses in the current year is primarily due to increases in rights fees and production expenses of the RSNs as a result of an increase in the number of MLB cable and broadcast events as compared to the prior year.

  General and administrative expenses totaled $21.3 million for the three months ended September 30, 2000, which represented 9% of total revenues. General and administrative expenses for the three months ended September 30, 1999 totaled $17.6 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to increases in salaries and fringe benefits arising from increases in the number of employees and wage increases.

  Depreciation and amortization expenses totaled $13.9 million and $7.1 million for the three months ended September 30, 2000 and 1999, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees and increased depreciation of capital expenditures.

  Interest expense for the three months ended September 30, 2000 and 1999 totaled $35.9 million and $30.9 million, respectively. The increase in interest expense is primarily due to additional borrowings under the 19th Facility.

  Equity income of affiliates for the three months ended September 30, 2000 was $3.7 million compared to a $2.0 million loss for the three months ended September 30, 1999. The improvement over the same period in the prior year is primarily due to improvements in operations at RPP, the National Sports Partnership, Sunshine RSN and Bay Area RSN.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming,
(iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

  Net cash used in operating activities for the three months ended September 30, 2000 were $57.4 million, an increase of $42.7 million over the three months ended September 30, 1999. The increase was primarily attributed to contractual rights prepayments on certain long-term rights deals.

  Net cash flows used in investing activities for the three months ended September 30, 2000 were $9.6 million, a decrease of $17.9 million over the three months ended September 30, 1999. The decrease in cash used in investing activities was primarily due to higher distributions from equity affiliates.

  Net cash flows provided by financing activities for the three months ended September 30, 2000 were $71.6 million, an increase of $71.9 million over the three months ended September 30, 1999. The increase in cash provided by financing activities was primarily due to an increase in borrowings resulting from a decrease in cash provided by operations.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively, the "Notes") through the Offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners.

  The Company has a credit facility with 19th Holdings, a wholly-owned subsidiary of Fox. Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2001 shall be 8%. During the three months ended September 30, 2000, the Company incurred net borrowings of $74.6 million bringing the total amount borrowed under the 19th Facility to $824.6 million as of September 30, 2000. The total unused commitment pursuant to the 19th Facility was $75.4 million as of September 30, 2000.

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

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  The following exhibits are filed as part of this report:

 10.10 Amendment, dated as of July 3, 2000, to Amended and Restated Credit
       Agreement among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports RPP
       Holdings, LLC, as Borrowers, Fox Sports Networks, LLC and 19th Holdings
       Corporation, as Lender.
 27    Financial Data Schedule (for SEC purposes only).

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOX SPORTS NETWORKS, LLC
Dated: November 14, 2000
                                                  /s/ Dennis Farrell
                                          By: _________________________________
                                                     Dennis Farrell
                                             Senior Vice President, Finance
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit No.
 -----------
 10.10       Amendment, dated as of July 3, 2000, to Amended and Restated
             Credit Agreement among Fox Sports Net, LLC, FX Networks, LLC, Fox
             Sports RPP Holdings, LLC, as Borrowers, Fox Sports Networks, LLC
             and 19th Holdings Corporation, as Lender.
 27          Financial Data Schedule (for SEC purposes only).