Form 10-Q
period 2000-12-31
FOX SPORTS NETWORKS LLC
filed 2001-02-14
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
   Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2000 and June 30, 2000
                             (Dollars in thousands)

                                                        December 31,  June 30,
                                                            2000        2000
                                                        ------------ ----------
                                                        (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $   22,535  $   25,891
  Trade and other receivables, net of allowance for
   doubtful accounts of $8,587 at December 31, 2000 and
   $9,621 at June 30, 2000.............................     193,475     165,010
  Receivables from equity affiliates, net..............      16,413       5,616
  Program rights.......................................     153,209     127,667
  Prepaid expenses and other current assets............      51,461      29,322
                                                         ----------  ----------
    Total current assets...............................     437,093     353,506
Property and equipment, net............................      65,176      58,186
Investments in affiliates..............................     944,425     952,723
Program rights.........................................     164,608     138,262
Excess cost, net.......................................     473,158     480,087
Other assets...........................................      44,083      43,633
                                                         ----------  ----------
    Total Assets.......................................  $2,128,543  $2,026,397
                                                         ==========  ==========
            LIABILITIES AND MEMBERS' EQUITY
            -------------------------------
Current liabilities:
  Accounts payable and accrued expenses................  $  181,508  $  169,390
  Program rights payable...............................      98,164      79,688
  Current portion of long-term debt....................       2,552       2,470
  Accrued interest.....................................      17,588      16,988
  Other current liabilities............................      11,159      11,532
                                                         ----------  ----------
    Total current liabilities..........................     310,971     280,068
Non-current program rights payable.....................     105,342     107,310
Long-term debt, net of current portion.................   1,642,653   1,588,914
Minority interest......................................      25,737      25,412
Commitments and contingencies
Members' equity........................................      43,840      24,693
                                                         ----------  ----------
    Total Liabilities and Members' Equity..............  $2,128,543  $2,026,397
                                                         ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    For the Three Months and the Six Months Ended December 31, 2000 and 1999
                             (Dollars in thousands)

                                  Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                ----------------------- -----------------------
                                   2000        1999        2000        1999
                                ----------- ----------- ----------- -----------
                                (unaudited) (unaudited) (unaudited) (unaudited)
Revenues:
  Programming..................  $115,975     $96,562    $232,345    $197,682
  Advertising..................    56,315      54,904     114,689     107,853
  Direct broadcast.............    39,844      34,584      77,467      66,524
  Other........................    15,142      16,896      35,658      37,385
                                 --------     -------    --------    --------
                                  227,276     202,946     460,159     409,444
                                 --------     -------    --------    --------
Expenses:
  Operating....................   150,888     131,271     298,475     274,144
  General and administrative...    21,220      18,469      42,504      36,081
  Depreciation and
   amortization................    14,316      11,425      28,185      18,505
                                 --------     -------    --------    --------
                                  186,424     161,165     369,164     328,730
                                 --------     -------    --------    --------
Operating income...............    40,852      41,781      90,995      80,714
                                 --------     -------    --------    --------
Other (income) expenses:
  Interest, net................    36,552      31,638      72,009      62,266
  Subsidiaries' income tax
   expense.....................       166       1,448         166       1,373
  Equity (income) loss of
   affiliates, net.............     1,206       1,666      (2,474)      3,710
  Other, net...................         8         (73)         22          (3)
  Minority interest............       324         148       2,125       2,022
                                 --------     -------    --------    --------
                                   38,256      34,827      71,848      69,368
                                 --------     -------    --------    --------
Net income.....................  $  2,596     $ 6,954    $ 19,147    $ 11,346
                                 ========     =======    ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended December 31, 2000 and 1999
                             (Dollars in thousands)

                                                           Six Months Ended
                                                             December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------- ----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
  Net income...........................................  $  19,147  $  11,346
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
    Depreciation and amortization......................     28,185     18,505
    Interest accretion and amortization of debt
     issuance costs....................................     17,492     22,505
    Loss on disposal of assets.........................         24        --
    Equity (income) loss of affiliates, net............     (2,474)     3,710
    Minority interest..................................      2,125      2,022
  Changes in operating assets and liabilities:
    Trade and other receivables........................    (28,465)     9,120
    Program rights.....................................    (51,888)   (45,876)
    Prepaid expenses and other operating assets........    (35,016)   (22,500)
    Accounts payable and accrued expenses..............     12,118    (44,566)
    Program rights payable.............................     16,508     66,287
    Other operating liabilities........................        227      3,669
                                                         ---------  ---------
      Net cash (used in) provided by operating
       activities......................................    (22,017)    24,222
                                                         ---------  ---------
  Cash flows from investing activities:
    Advances from equity affiliates....................      7,494     15,919
    Advances to equity affiliates......................    (18,291)   (32,740)
    Purchases of property and equipment................    (17,016)    (5,471)
    Investments in equity affiliates...................    (19,006)   (15,765)
    Distributions from equity affiliates...............     29,778      7,086
                                                         ---------  ---------
      Net cash used in investing activities............    (17,041)   (30,971)
                                                         ---------  ---------
  Cash flows from financing activities:
    Borrowings of long-term debt.......................    325,197    202,574
    Repayment of long-term debt........................   (287,695)  (246,500)
    Distribution to minority shareholder of
     subsidiary........................................     (1,800)    (1,920)
                                                         ---------  ---------
      Net cash provided by (used in) financing
       activities......................................     35,702    (45,846)
                                                         ---------  ---------
Net decrease in cash and cash equivalents..............     (3,356)   (52,595)
Cash and cash equivalents, beginning of period.........     25,891     59,145
                                                         ---------  ---------
Cash and cash equivalents, end of period...............  $  22,535  $   6,550
                                                         =========  =========
Supplemental Cash Flow disclosure:
  Cash paid for interest...............................  $  22,188  $  24,655

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2000 (unaudited)
                            (Dollars in thousands)

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

(2) Debt

  Debt at December 31, 2000 and June 30, 2000 is summarized as follows:

                                                        December 31,  June 30,
                                                            2000        2000
                                                        ------------ ----------
                                                        (unaudited)
   19th Holdings Corporation...........................  $  790,492  $  749,990
   Senior Notes........................................     500,000     500,000
   Senior Discount Notes...............................     347,044     331,002
   Other...............................................       7,669      10,392
                                                         ----------  ----------
                                                          1,645,205   1,591,384
   Less current portion................................       2,552       2,470
                                                         ----------  ----------
                                                         $1,642,653  $1,588,914
                                                         ==========  ==========

  In July 1999, 19th Holdings Corporation ("19th Holdings"), a wholly-owned subsidiary of Fox acquired the debt outstanding under a bank facility from a group of banks, ("the 19th Facility"). Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2001 shall be 8%. In July 2000, the 19th Facility was amended to increase the total amount available to $900,000.

(3) Summarized Financial Information

  Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                Three Months Ended         Six Months Ended
                             ------------------------- -------------------------
                             December 31, December 31, December 31, December 31,
                                 2000         1999         2000         1999
                             ------------ ------------ ------------ ------------
                             (unaudited)   (unaudited)  (unaudited)  (unaudited)
   Revenues.................   $464,185     $421,117     $767,022     $649,336
   Operating income.........     22,511       10,930       35,108       13,495
   Net income...............     16,908        9,393       25,662       13,621

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

  Debt increased by $32,352 and $23,881 in the six months ended December 31, 2000 and 1999, respectively, related to accrued interest on the debt outstanding under the 19th Facility.

(5) Reclassifications

  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.

  This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors discussed in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes set forth elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Introduction

  Fox Sports Networks, LLC (together with its subsidiaries, the "Company") was formed to provide cable programming through its interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and through FX Network ("FX"), a general entertainment network. The Company's interests in the sports programming business are derived through its 99.5% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC, while its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The Company was formed in April 1996, pursuant to a 50%/50% joint venture between Fox Entertainment Group, Inc. ("Fox"), a majority owned subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty"), a wholly-owned subsidiary of AT&T Corp ("AT&T").

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

Significant Accounting Practices

 Basis of Presentation

  The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all subsidiaries in which voting control is held by either the Company or Fox, its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have voting control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial condition and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company, at December 31, 2000 and 1999: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN, Pittsburgh RSN, and Detroit RSN.

  As of December 31, 2000 and 1999, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, D.C./Baltimore RSN, RPP, National Sports Partnership and National Advertising Partnership.

  Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

 Three months ended December 31, 2000 as compared with the three months ended December 31, 1999

  Total revenues for the three months ended December 31, 2000 were $227.3 million, an increase of $24.3 million, or 12%, over the three months ended December 31, 1999. Programming revenue was the largest source of revenue, representing 51% of total revenue, or $116.0 million, for the three months ended December 31, 2000. Advertising and direct broadcast revenue represented 25% and 18%, respectively, of total revenue, or $56.3 million and $39.8 million, respectively, for the three months ended December 31, 2000. For the three months ended December 31, 1999, programming revenue was $96.6 million and advertising and direct broadcast revenue were $54.9 and $34.6 million, respectively, or 48%, 27% and 17%, respectively of total revenues.

  Programming and advertising revenue increased by $19.4 million and $1.4 million, respectively in the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. These increases represent a 20% and 3% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs arising from new affiliation agreements, a 3% increase in the number of subscribers at the RSNs, and the continued subscriber growth at FX. FX reached 55.5 million households as of December 31, 2000, a 23% increase over December 31, 1999. The increase in advertising revenue of 3% is comprised of a 7% increase in advertising revenue at FX, partially offset by a 1% decrease by the RSNs. During the three months ended December 31, 2000, an overall softness in the advertising markets resulted in a decrease in the amount of inventory sold at both FX and the RSNs, as compared to the prior year. At FX, an 18% increase in average audience during the three months ended December 31, 2000, as compared to the same period in the prior year is primarily due to the significant increase in subscribers. CPMs from advertisers on FX increased in the period, primarily on the strength of the increase in average audience. These factors, along with the successful premiere of FX's second original movie, The Sight, contributed to the 7% increase in advertising revenue. Advertising revenue at the RSNs for the three months ended December 31, 2000 decreased by 1%, as compared to the same period in the prior year, primarily due to the softness in the advertising market.

  Operating expenses totaled $150.9 million for the three months ended December 31, 2000, representing 66% of total revenues and an increase of $19.6 million, or 15%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended December 31, 1999 totaled $131.3 million, or 65% of total revenues. The increase in operating expenses in the current year is primarily due to increases in rights fees of the RSNs as a result of higher average rights fees per event, arising from new cable and broadcast rights agreements, and an increase in the number of NBA and NHL cable and broadcast events as compared to the prior year. Programming expenses also increased at FX primarily in conjunction with increased original programming.

  General and administrative expenses totaled $21.2 million for the three months ended December 31, 2000, which represented 9% of total revenues. General and administrative expenses for the three months ended December 31, 1999 totaled $18.5 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to increases in salaries and fringe benefits arising from increases in the number of employees and wage increases before the Company's announced hiring freeze.

  Depreciation and amortization expenses totaled $14.3 million and $11.4 million for the three months ended December 31, 2000 and 1999, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees, arising from new affiliation agreements with cable operators, and increased depreciation expense from additional purchases of property and equipment.

  Interest expense for the three months ended December 31, 2000 and 1999 totaled $37.0 million and $32.3 million, respectively. The increase in interest expense is primarily due to additional borrowings under the 19th Facility and increased interest accreted on the Senior Discount Notes.

  Equity loss of affiliates for the three months ended December 31, 2000 and 1999 was $1.2 million and $1.7 million, respectively. The improvement over the same period in the prior year is primarily due to improvements in operations at RPP, D.C./Baltimore RSN and Bay Area RSN, offset by increased losses at National Sports Partnership (NSP) and Sunshine RSN.

 Six months ended December 31, 2000 as compared with the six months ended December 31, 1999

  Total revenues for the six months ended December 31, 2000 were $460.2 million, an increase of $50.7 million, or 12%, over the six months ended December 31, 1999. Programming revenue was the largest source of revenue, representing 50% of total revenue, or $232.3 million, for the six months ended December 31, 2000. Advertising and direct broadcast revenue represented 25% and 17%, respectively, of total revenue, or $114.7 million and $77.5 million, respectively, for the six months ended December 31, 2000. For the six months ended December 31, 1999, programming revenue was $197.7 million and advertising and direct broadcast revenue were $107.9 and $66.5 million, respectively, or 48%, 26% and 16%, respectively, of total revenues.

  Programming and advertising revenue increased by $34.7 million and $6.8 million, respectively in the six months ended December 31, 2000, as compared to the six months ended December 31, 1999. These increases represent an 18% and 6% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs, increased subscribers at the RSNs and the continued subscriber growth at FX. The increase in advertising revenue of 6% is comprised of a 13% increase in advertising revenue at FX, while advertising revenue at the RSNs increased 2% over the prior year. At FX, a 22% increase in average audience during the six months ended December 31, 2000, as compared to the same period in the prior year, is primarily due to the significant increase in subscribers. CPMs from advertisers on FX increased in the period, primarily on the strength of the increase in average audience. These factors, along with the successful premiere of FX's first two original movies, Deliberate Intent and The Sight, contributed to the 13% increase in advertising revenue. An increase in the number of MLB, NBA and NHL events, partially offset by the softness in the advertising market, caused advertising revenue at the RSNs for the six months ended December 31, 2000 to increase 2% over the same period in the prior year.

  Operating expenses totaled $298.5 million for the six months ended December 31, 2000, representing 65% of total revenues and an increase of $24.3 million, or 9%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the six months ended December 31, 1999 totaled $274.1 million, or 67% of total revenues. The increase in operating expenses in the current year is primarily due to the increase in rights fees of the RSNs as a result of higher average rights fees per event, arising from new cable and broadcast rights agreements, and an increase in the number of MLB, NBA and NHL events. Programming expenses also increased at FX primarily in conjunction with increased original programming.

  General and administrative expenses totaled $42.5 million for the six months ended December 31, 2000, which represented 9% of total revenues. General and administrative expenses for the six months ended December 31, 1999 totaled $36.1 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to increases in salaries and fringe benefits arising from increases in the number of employees and wage increases before the Company's announced hiring freeze.

  Depreciation and amortization expenses totaled $28.2 million and $18.5 million for the six months ended December 31, 2000 and 1999, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees, arising from new affiliation agreements with cable operators, and increased depreciation expense from additional purchases of property and equipment.

  Interest expense for the six months ended December 31, 2000 and 1999 totaled $72.9 million and $63.0 million, respectively. The increase in interest expense is primarily due to additional borrowings under the 19th Facility and increased interest accreted on the Senior Discount Notes.

  Equity income of affiliates for the six months ended December 31, 2000 was $2.5 million, compared to a $3.7 million loss for the six months ended December 31, 1999. This improvement over the same period in the prior year is primarily due to improvements in the operations of RPP, National Advertising Partnership, CTV Sports Net, D.C./Baltimore RSN and Bay Area RSN, offset by increased losses at NSP and Sunshine RSN.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming,
(iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

  Net cash flows used in operating activities for the six months ended December 31, 2000 were $22.0 million, an increase of $46.2 million over the six months ended December 31, 1999. The increase was primarily attributed to contractual rights prepayments on certain long-term rights deals.

  Net cash flows used in investing activities for the six months ended December 31, 2000 were $17.0 million, a decrease of $13.9 million over the six months ended December 31, 1999. The decrease in cash used in investing activities was primarily due to higher distributions from equity affiliates.

  Net cash flows provided by financing activities for the six months ended December 31, 2000 were $35.7 million, an increase of $81.5 million over the six months ended December 31, 1999. The increase in cash provided by financing activities was primarily due to an increase in borrowings resulting from a decrease in cash provided by operations.

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

  The Company has a credit facility with 19th Holdings Corporation, a wholly-owned subsidiary of Fox. Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2001 shall be 8%. During the six months ended December 31, 2000, the Company incurred net borrowings of $40.5 million bringing the total amount borrowed under the 19th Facility to $790.5 million as of December 31, 2000. The total unused commitment pursuant to the 19th Facility was $109.5 million as of December 31, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

  As of December 31, 2000, there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Item 2. Changes in Securities and Use of Proceeds

  Not Applicable.

Item 3. Defaults Upon Senior Securities

  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

  No reports on Form 8-K have been filed during the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOX SPORTS NETWORKS, LLC
Dated: February 14, 2001

                                                /s/ Andrew J. Mandell
                                          By: _________________________________
                                                    Andrew J. Mandell
                                                Executive Vice President,
                                                 Chief Financial Officer
                                              (Principal Financial Officer
                                            and Principal Accounting Officer)