Form 10-K405/A
period 2000-06-30
FOX SPORTS NETWORKS LLC
filed 2001-04-02
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  Form 10-K/A
                               (Amendment No. 1)

[X]Amendment to Annual Report Pursuant to Section 13 or 15(d) of the
   Securities and Exchange Act of 1934 for the fiscal year ended June 30, 2000.

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

  Number of shares of common stock outstanding as of the close of the period covered by this report: None

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This report is an amendment to the Fox Sports Networks, LLC annual report on Form 10-K for the year ended June 30, 2000. This report is being amended to file, under Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K, the financial statements of certain entities in which the Registrant holds an interest for the year ended December 31, 2000 pursuant to Regulation S-X Rule 3-09 Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent-or-Less-Owned Persons.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this Report as an amendment to the Annual Report filed on Form 10-K for the fiscal year ended June 30, 2000.

    1. Financial Statements:

       Financial Statements of Regional Programming Partners and
       Subsidiaries for the Years Ended December 31, 2000, 1999 and 1998;

       Financial Statements of SportsChannel Chicago Associates and SportsChannel Pacific Associates for the Years Ended December 31, 2000, 1999 and 1998;

       Financial Statements of National Sports Partners and National Advertising Partners for the Years Ended December 31, 2000, 1999 and 1998;

       Financial Statements of Sunshine Network Joint Venture for the Years Ended December 31, 2000, 1999 and 1998;

       Financial Statements of Home Team Sports, L.P. for the Years Ended December 31, 1999 and 1998; and

       Financial Statements of Home Team Sports, L.P. for the Year Ended December 31, 2000.

    2. Schedules:

       No schedules required to be filed with this report.

    3. Exhibits:

       No exhibits required to be filed with this report.

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          FOX SPORTS NETWORKS, LLC
Dated: April 2, 2001
                                                    /s/ Jeff Shell
                                          By: _________________________________
                                                       Jeff Shell
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

                                                /s/ Andrew J. Mandell
                                          By: _________________________________
                                                    Andrew J. Mandell
                                           Executive Vice President and Chief
                                                    Financial Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

               Signature                            Title                     Date
               ---------                            -----                     ----


  Fox Regional Sports Holdings, Inc.    Member of Fox Sports             April 2, 2001
                                        Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

 Fox Regional Sports Holdings II, Inc.  Member of Fox Sports             April 2, 2001
                                        Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

   Fox Sports Net Financing, LLC        Member of Fox Sports             April 2, 2001
                                        Networks, LLC


 By: Fox Regional Sports Holdings II,   Member of Fox Sports Net         April 2, 2001
     Inc.                               Financing, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

 By: Fox Regional Sports Holdings, Inc. Member of Fox Sports Net         April 2, 2001
                                        Financing, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

                            FOX SPORTS NETWORKS, LLC

                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Regional Programming Partners and Subsidiaries
  Consolidated Financial Statements.......................................  F-3
  Independent Auditors' Report............................................  F-4
  Consolidated Balance Sheets as of December 31, 2000 and 1999............  F-5
  Consolidated Statements of Income for the Years Ended December 31, 2000,
   1999 and 1998..........................................................  F-6
  Consolidated Statements of Partners' Capital for the Years Ended
   December 31, 2000, 1999 and 1998.......................................  F-7
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   2000, 1999 and 1998....................................................  F-8
  Notes to Consolidated Financial Statements..............................  F-9

SportsChannel Chicago Associates and SportsChannel Pacific Associates
  Combined Financial Statements........................................... F-22
  Independent Auditors' Report............................................ F-23
  Combined Balance Sheets as of December 31, 2000 and 1999................ F-24
  Combined Statements of Income for the Years Ended December 31, 2000,
   1999 and 1998.......................................................... F-25
  Combined Statements of Partners' Capital for the Years Ended December
   31, 2000, 1999 and 1998................................................ F-26
  Combined Statements of Cash Flows for the Years Ended December 31, 2000,
   1999 and 1998.......................................................... F-27
  Notes to Combined Financial Statements.................................. F-28

National Sports Partners and National Advertising Partners
  Combined Financial Statements........................................... F-34
  Report of Independent Public Accountants................................ F-35
  Combined Balance Sheets as of December 31, 2000 and 1999................ F-36
  Combined Statements of Operations for the Years Ended December 31, 2000,
   1999 and 1998.......................................................... F-37
  Combined Statements of Venturers' Equity (Deficit) for the Years Ended
   December 31, 2000, 1999 and 1998....................................... F-38
  Combined Statements of Cash Flows for the Years Ended December 31, 2000,
   1999 and 1998.......................................................... F-39
  Notes to Combined Financial Statements.................................. F-40

Sunshine Network Joint Venture
  Financial Statements.................................................... F-43
  Report of Independent Public Accountants................................ F-44
  Balance Sheets as of December 31, 2000 and 1999......................... F-45
  Statements of Operations for the Years Ended December 31, 2000, 1999 and
   1998 (unaudited)....................................................... F-46
  Statements of Venturers' Equity for the Years Ended December 31, 2000,
   1999 and 1998 (unaudited).............................................. F-47
  Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
   1998 (unaudited)....................................................... F-48
  Notes to Financial Statements........................................... F-49

                            FOX SPORTS NETWORKS, LLC

                                    INDEX TO
                       FINANCIAL STATEMENTS--(Continued)

                                                                           Page
                                                                           ----
Home Team Sports, L.P.
  Financial Statements.................................................... F-52
  Independent Auditors' Report............................................ F-53
  Balance Sheet as of December 31, 1999................................... F-54
  Statements of Operations for the Years Ended December 31, 1999 and
   1998................................................................... F-55
  Statements of Changes in Partners' Capital for the Years Ended December
   31, 1999 and 1998...................................................... F-56
  Statements of Cash Flows for the Years Ended December 31, 1999 and
   1998................................................................... F-57
  Notes to Financial Statements........................................... F-58
Home Team Sports, L.P.
  Financial Statements.................................................... F-65
  Report of Independent Public Accountants................................ F-66
  Balance Sheet as of December 31, 2000................................... F-67
  Statement of Operations for the Year Ended December 31, 2000............ F-68
  Statement of Partners' Capital for the Year Ended December 31, 2000..... F-69
  Statement of Cash Flows for the Year Ended December 31, 2000............ F-70
  Notes to Financial Statements........................................... F-71

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998
                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Partners
Regional Programming Partners:

We have audited the accompanying consolidated balance sheets of Regional Programming Partners and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Programming Partners and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

March 29, 2001
Melville, New York

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                              2000       1999
                                                           ---------- ----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $   24,333 $   47,297
  Trade accounts receivable (less allowance for doubtful
   accounts of $15,552 and $8,086).......................     121,900    101,277
  Trade accounts receivable-affiliates, net..............      23,836     19,082
  Notes and other receivables-affiliates.................      25,609    180,578
  Other receivables-affiliates...........................      13,041      4,448
  Prepaid expenses and other current assets..............      30,531     27,683
                                                           ---------- ----------
    Total current assets.................................     239,250    380,365
Notes receivable.........................................      45,781     43,231
Property and equipment, net..............................     336,067    324,754
Investments in affiliates................................      45,758     41,956
Other assets.............................................      15,654      5,441
Deferred costs, net of accumulated amortization of $5,106
 and $3,681..............................................      37,249     35,583
Intangible assets, net of accumulated amortization of
 $431,361 and $337,518...................................   1,427,026  1,408,981
                                                           ---------- ----------
                                                           $2,146,785 $2,240,311
                                                           ========== ==========

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------
Current liabilities:
  Accounts payable.......................................  $   23,564 $   40,903
  Accrued expenses.......................................      77,463     70,059
  Accrued payroll and related benefits...................      48,415     36,222
  Deferred revenue.......................................     100,675    107,532
  Accounts payable-affiliates............................       8,006      7,752
  Contractual rights obligations, current................       8,636     28,578
  Capital lease obligations, current.....................       1,085      1,161
                                                           ---------- ----------
    Total current liabilities............................     267,844    292,207
Long-term debt...........................................     310,000    355,000
Deferred compensation....................................       9,280      3,971
Contractual rights obligations, long-term................      72,160     74,540
Capital lease obligations, long-term.....................      16,798     13,698
Other liabilities........................................     116,830    119,653
                                                           ---------- ----------
    Total liabilities....................................     792,912    859,069
Commitments and contingencies
Partners' capital........................................   1,353,873  1,381,242
                                                           ---------- ----------
                                                           $2,146,785 $2,240,311
                                                           ========== ==========

          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                   2000       1999      1998
                                                ----------  --------  --------
Revenues, net (including affiliate amounts of
 $129,419, $112,042 and $93,811)............... $1,020,275  $860,167  $708,043
Expenses:
  Technical and operating (including affiliate
   amounts of $19,793, $15,276, and $13,156)...    685,257   592,980   479,550
  Selling, general and administrative
   (including affiliate amounts of $26,016,
   $22,000 and $12,104)........................    174,226   142,718   122,276
  Depreciation and amortization................    128,938   115,895   123,410
                                                ----------  --------  --------
                                                   988,421   851,593   725,236
                                                ----------  --------  --------
    Operating income (loss)....................     31,854     8,574   (17,193)
                                                ----------  --------  --------
Other income (expense):
  Share of affiliates' net income..............      7,193    15,572    11,839
  Interest income..............................     10,736    17,632    24,318
  Interest expense.............................    (32,652)  (28,170)  (29,876)
  Gain on sale of interest in subsidiary.......        --        --     17,648
  Minority interest............................        --      1,444       758
  Miscellaneous, net...........................     (1,554)     (272)      (93)
                                                ----------  --------  --------
                                                   (16,277)    6,206    24,594
                                                ----------  --------  --------
    Net income................................. $   15,577  $ 14,780  $  7,401
                                                ==========  ========  ========



          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                   RMHI      FOX       Total
                                                 --------  --------  ----------
Balance, December 31, 1997...................... $815,437  $543,624  $1,359,061
  Net income....................................    4,441     2,960       7,401
                                                 --------  --------  ----------
Balance, December 31, 1998......................  819,878   546,584   1,366,462
  Net income....................................    8,868     5,912      14,780
                                                 --------  --------  ----------
Balance, December 31, 1999......................  828,746   552,496   1,381,242
  Capital contributions.........................   18,774       --       18,774
  Capital distributions.........................  (37,032)  (24,688)    (61,720)
  Net income....................................    1,837    13,740      15,577
                                                 --------  --------  ----------
Balance, December 31, 2000...................... $812,325  $541,548  $1,353,873
                                                 ========  ========  ==========



          See accompanying notes to consolidated financial statements.

                 REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 And 1998
                             (Dollars in thousands)

                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  15,577  $  14,780  $   7,401
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of deferred costs............     1,425      1,432      1,423
    Depreciation and amortization.............   128,938    115,895    123,410
    CSC Stock appreciation rights expense
     allocation...............................    17,238        --         --
    Share of affiliates net income............    (7,193)   (15,572)   (11,839)
    Minority interest.........................       --      (1,444)      (758)
    Gain on sale of interest in subsidiary....       --         --     (17,648)
    Gain on sale of subsidiary................    (2,693)       --         --
    Loss on sale of equipment.................       --         --         100
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Trade accounts receivable, net..........   (11,024)   (24,187)    14,380
      Trade accounts receivable-affiliates,
       net....................................    (4,754)    (2,479)     8,435
      Notes receivable........................    (2,550)    (1,911)     2,765
      Prepaid expenses and other current
       assets.................................      (428)     7,259     (4,225)
      Deferred costs and other assets.........    (4,575)    (5,589)    (1,263)
      Accounts payable and accrued
       liabilities............................      (288)     6,860    (13,983)
      Deferred revenue........................    (6,857)   (13,603)    16,788
      Accounts payable-affiliates, net........   (13,334)    (6,869)     3,427
      Deferred compensation...................     5,309     (4,776)    (2,332)
      Contractual rights obligations..........   (28,255)   (28,374)   (28,601)
      Other liabilities.......................    (2,823)     2,656     (3,546)
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    83,713     44,078     93,934
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures........................   (39,705)   (76,140)   (32,812)
  Loan to affiliates..........................       --         --    (180,000)
  Repayment of affiliate note receivable......   158,500        --         --
  Investments in affiliates, net..............     4,719     (6,378)       170
  Purchase of interest in subsidiary, net cash
   acquired...................................  (126,184)   (87,045)   (94,000)
  Net proceeds from sale of interest in
   subsidiary.................................       --         --      19,884
  Proceeds from sale of equipment.............       --         --          16
  Proceeds from sale of subsidiary............     3,850        --         --
  Additions to intangible assets..............       --         --     (11,010)
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         investing activities.................     1,180   (169,563)  (297,752)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from bank debt.....................       --      25,000        --
  Debt repayments.............................   (45,000)       --     (50,000)
  Cash capital distributions to partners......   (61,720)       --         --
  Principal payments on capital lease
   obligations................................    (1,137)    (1,070)      (308)
                                               ---------  ---------  ---------
        Net cash (used in) provided by
         financing activities.................  (107,857)    23,930    (50,308)
Net decrease in cash and cash equivalents.....   (22,964)  (101,555)  (254,126)
Cash and cash equivalents at beginning of
 period.......................................    47,297    148,852    402,978
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  24,333  $  47,297  $ 148,852
                                               =========  =========  =========

          See accompanying notes to consolidated financial statements.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999
                            (Dollars in thousands)

1. Summary of Significant Accounting Policies

 Description of Business

  Regional Programming Partners ("RPP" or "the Partnership") is a general partnership organized as of December 18, 1997, under the provisions of New York State Partnership Law. The Partnership is a 60% owned indirect subsidiary of Rainbow Media Holdings, Inc. ("RMHI"). A subsidiary of Fox Sports Networks, LLC (formerly Fox/Liberty Networks, LLC) ("Fox") owns a 40% interest in the Partnership. RMHI is a 74% owned indirect subsidiary of Cablevision Systems Corporation ("CSC"), and Fox is an indirect wholly-owned subsidiary of Fox Entertainment Group, Inc. A subsidiary of RMHI is the managing partner of the Partnership.

  The Partnership's wholly-owned subsidiary, Madison Square Garden, L.P. ("MSG"), is a sports and entertainment company that owns and operates the Madison Square Garden Arena and the adjoining Theater at Madison Square Garden, the New York Knickerbockers professional basketball team (the "Knicks"), the New York Rangers professional hockey team (the "Rangers"), the New York Liberty professional women's basketball team, the Hartford Wolf Pack professional hockey team, Madison Square Garden Network, Fox Sports New York and Radio City Entertainment (which operates Radio City Music Hall in New York
City). The regional sports networks in which the Partnership owns interests provide regional sports programming to the New York, New England, Chicago, Cincinnati, Cleveland, San Francisco and Florida areas. Metro Channel LLC provides regional and local sports, news and educational programming to the New York metropolitan area. The Partnership considers itself to be operating in a single industry segment.

 Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of RPP and its majority-owned subsidiaries. RPP's interests in less than majority-owned entities are accounted for under the equity method. All significant intercompany transactions and balances are eliminated in consolidation.

 Revenue Recognition

  The Partnership derives revenues principally from programming services provided by its programming networks, ticket sales, distributions of league-wide revenue from its sports teams, advertising on its programming networks and advertising and event sponsorships related to the MSG arena. Programming revenue is recognized as services are provided to pay television systems. Network advertising revenue is recognized as commercials are telecast. Ticket sales and league-wide revenue are recognized ratably over the respective teams' season. Individual ticket sales are recognized as events occur. Revenues from the sale of advertising in the form of signage and license fees from the rental of MSG's luxury suites are recognized ratably over the term of the respective agreements. Event-related revenues are recognized as the underlying event occurs.

 Programming Rights

  Rights acquired to various sporting events and programming for exhibition on the Partnership's networks, are expensed as the programs are available for telecast.

 Player Contracts

  Costs incurred to acquire player contracts, including signing bonuses, are amortized over the contract period of the respective player.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)

 Cash Equivalents and Supplemental Cash Flow Information

  The Partnership considers temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents of $10,600 and $40,280 at December 31, 2000 and 1999, respectively consist of overnight repurchase agreements. At December 31, 2000 and 1999, cash includes restricted amounts of $2,109 and $4,603, respectively, related to an agreement to operate the Hartford Civic Center. The Partnership paid cash interest expense of approximately $27,476, $25,091 and $26,562 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 and 1999, the Partnership's non-cash investing and financing activities included capital lease obligations of $4,476 and $15,143, respectively, incurred when the Partnership entered into leases for new equipment.

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

 Deferred Costs

  Costs incurred to obtain debt are deferred and amortized to interest expense over the life of the related debt. Costs incurred to acquire the rights to various sporting events and programming, to the extent they are estimated to be recovered from future revenues, are capitalized and amortized as the programs are available for broadcast. Costs incurred to acquire player contracts, including signing bonuses, are capitalized and amortized over the contract period of the respective player.

 Intangible Assets

  Intangible assets established in connection with the acquisitions of MSG, Radio City Entertainment and certain sports networks consist of player contracts, franchises, broadcast rights, affiliation agreements and excess costs over fair value of net assets acquired.

  Player contracts, which represent the value assigned to the total compliment of players included on the professional hockey and basketball teams, are amortized over a six-year period on the straight-line basis.

  Franchises, broadcast rights and affiliation agreements represent the value assigned to MSG's professional hockey and basketball franchises, telecast rights to certain sporting events and agreements with cable systems to carry a certain programming service of the Partnership. These assets are being amortized over periods ranging from 10 to 40 years on a straight-line basis.

  Excess costs over fair value of net assets acquired are being amortized over periods ranging from 8 to 40 years on a straight-line basis. The independent appraisal of the assets and liabilities of Radio City Entertainment, completed in 1998, resulted in the recording of additional excess costs of approximately $80,045 relating to an unfavorable lease. The obligation related to the unfavorable lease is amortized as a reduction of rent expense ratably over the term of the related lease.

 Income Taxes

  The Partnership operates as a general partnership; accordingly, its taxable income or loss is included in the tax returns of the individual partners, and no provision for income taxes is made by the Partnership.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)

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

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Partnership accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

 Accounting Standards Issued But Not Yet Adopted

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes comprehensive standards for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership does not expect that the adoption of SFAS 133 will have a material effect on the Partnership's financial position or results of operations.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


2. Acquisitions and Dispositions

 SportChannel Florida Associates

  In January 2000, the Partnership acquired a 70% interest in Sportschannel Florida Associates ("SCF") held by Front Row Communications for approximately $130,000 (including the repayment of $20,000 of debt), increasing the Partnership's ownership to 100%. This acquisition was accounted for as a step acquisition under the purchase method of accounting with the operations of the acquired business being consolidated with those of the Partnership as of the acquisition date. The purchase price was allocated to the net assets acquired based on an independent appraisal resulting in excess costs over the fair value of net assets acquired of $24,780, which is being amortized on a straight-line basis over twenty years.

 MSG

  In April 1999, the Partnership redeemed the remaining limited partnership interest held by ITT in MSG for $87,000. Such redemption was accounted for as a purchase whereby the excess of redemption price paid over the equity redeemed of $23,300 was allocated as follows:

     Property and equipment............................................ $ 1,800
     Player contracts..................................................   3,200
     Franchises........................................................   4,300
     Excess costs over fair value of net assets acquired...............  14,000
                                                                        -------
                                                                        $23,300
                                                                        =======

  In June 1998, the Partnership redeemed one-half of ITT's then remaining 7.8% limited partnership interest in MSG for $94,000. Such redemption was accounted for as a purchase whereby the excess of the redemption price paid over the equity redeemed of $29,400 was allocated as follows:

     Property and equipment............................................ $ 3,200
     Player contracts..................................................   5,600
     Franchises........................................................   7,500
     Excess costs over fair value of net assets acquired...............  13,100
                                                                        -------
                                                                        $29,400
                                                                        =======

 SportsChannel New England Limited Partnership

  On January 29, 1998, the Partnership sold a 50% interest in SportsChannel New England Limited Partnership ("SCNE") for $19,884 resulting in a gain, net of expenses, of $17,648.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


 Pro Forma Results of Operations

  The following unaudited pro forma condensed results of operations are presented for the year ended December 31, 1999 as if the acquisition of SCF had occurred on January 1, 1999. Results of operations for the redemption of interests in MSG made in 1999 and 1998 and the sale of the interest in SCNE are not material.

                                                                     Year ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
       Net revenues................................................   $910,324
                                                                      ========
       Net income..................................................   $ 10,419
                                                                      ========

  The pro forma information presented above gives effect to certain adjustments, including the amortization of acquired intangible assets. The pro forma information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisition of SCF been made at the beginning of the period indicated or which may occur in the future.

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

4. Property and Equipment

   Property and equipment at December 31, 2000 and 1999, consist of the following:

                                                                   Estimated
                                                 2000     1999   useful lives
                                               -------- -------- -------------
     Land..................................... $ 23,450 $ 23,450
     Building.................................  121,271  120,432   23 years
     Program, service and test equipment......  148,917  127,230 2 to 5 years
     Origination Equipment....................   19,620   15,143   13 years
     Microwave and other equipment............   15,800   12,090 2 to 9 years
     Furniture and fixtures...................    7,087    6,724 1 to 8 years
     Leasehold improvements...................   87,913   74,242 Life of lease
     Transportation equipment.................   39,642   39,391 5 to 15 years
                                               -------- --------
                                                463,700  418,702
     Less accumulated depreciation and
      amortization............................  127,633   93,948
                                               -------- --------
                                               $336,067 $324,754
                                               ======== ========

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


5. Investments in Affiliates

  The Partnership has a 50% ownership interest in each of SportsChannel Chicago Associates, SCNE, SportsChannel Pacific Associates and a joint venture between Metro Channel LLC and Primedia Inc. The investment balance and share of affiliate net income (loss) of investees is comprised of the following:

                                                   Share of affiliate net
                                    Investment at   income (loss) for the
                                    December 31,   year ended December 31,
                                   --------------- -------------------------
              Investees             2000    1999    2000     1999     1998
              ---------            ------- ------- -------  -------  -------
   SportsChannel Chicago
    Associates.................... $33,696 $30,563 $ 4,067  $ 9,414  $10,233
   SportsChannel Pacific
    Associates....................   7,224   6,682   5,429    3,829    2,142
   SCNE...........................   4,567   2,686   1,245      892      832
   SCF............................     --       35     --     2,426    1,057
   Other, net.....................     271   1,990  (3,548)    (989)  (2,425)
                                   ------- ------- -------  -------  -------
                                   $45,758 $41,956 $ 7,193  $15,572  $11,839
                                   ======= ======= =======  =======  =======

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

6. Intangible Assets

  Intangible assets at December 31, 2000 and 1999 consist of the following:

                                                            2000       1999
                                                         ---------- ----------
   Player contracts, net of accumulated amortization of
    $171,595 and $138,943............................... $   24,330 $   56,981
   Franchises, broadcast rights and affiliation
    agreements, net of accumulated amortization of
    $48,200 and $28,709.................................    255,637    188,021
   Excess costs over fair value of net assets acquired,
    net of accumulated amortization of $211,566 and
    $169,866............................................  1,147,059  1,163,979
                                                         ---------- ----------
                                                         $1,427,026 $1,408,981
                                                         ========== ==========

7. Long-Term Debt

  Long-term debt at December 31, 2000 and 1999, consists of borrowings made by MSG as follows:

                                                                2000     1999
                                                              -------- --------
       MSG Credit Facility................................... $310,000 $335,000
       Garden Programming Promissory Notes...................      --    20,000
                                                              -------- --------
         Total............................................... $310,000 $355,000
                                                              ======== ========

  MSG has a credit facility with various lending institutions consisting of a $500,000 revolving facility (the "Revolver") which expires on December 31, 2004. Loans under the Revolver bear interest at current market rates plus a margin (weighted average of 7.44% and 7.00% at December 31, 2000 and 1999, respectively) based on MSG's consolidated leverage ratio (as defined). MSG is required to pay a fee of .25% based on the unused

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)

portion of the commitment which as of December 31, 2000 and 1999 was $176,949 and $161,731, respectively. The Revolver contains certain covenants and restrictions including the maintenance of certain financial ratios. MSG is in compliance with these covenants and restrictions as of December 31, 2000.

  Garden Programming borrowed $20,000 under promissory notes with various lending institutions (the "Promissory Notes") which are due July 2002. The Promissory Notes bear interest at a margin above LIBOR (8.19% at December 31, 1999). These funds were used to partially finance a $40,000 secured loan to a broadcast content provider (see Note 3). The Partnership repaid the Promissory Notes in September 2000.

  MSG is party to letters of credit totaling $12,951 and $3,269 as of December 31, 2000 and 1999, respectively, which have been issued against the Revolver to guarantee certain insurance and other operating activities. Management does not expect performance to be required.

8. Leases

  The Partnership has various long-term non-cancelable operating lease agreements with non-affiliates for office space and practice facilities for its professional sports teams and Radio City Music Hall which expire at various dates through 2023. The leases generally provide for fixed annual rentals plus certain other costs. Rent expense, net of amortization of the liability established for unfavorable leaseholds, for the years ended
December 31, 2000, 1999 and 1998 was $19,044, $12,991 and $16,559
respectively. The following is a schedule of future minimum payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2000:

     Year ending
     December 31,
     ------------
      2001............................................................ $ 20,753
      2002............................................................   21,076
      2003............................................................   20,299
      2004............................................................   20,046
      2005............................................................   19,697
      Thereafter......................................................  238,169
                                                                       --------
        Total minimum lease payments.................................. $340,040
                                                                       ========

  Certain subsidiaries of the Partnership lease transponder space on a satellite under capital leases through sub-lease agreements with Rainbow Network Communications ("RNC"), a subsidiary of RMHI, which expire in 2011. Additionally, a subsidiary of the Partnership leased a landline from a third party under a capital lease which expired in 2000. The gross amount of equipment and related accumulated depreciation under the expired lease at the time of expiration was $1,012. At December 31, 2000 and 1999, the gross amount of equipment and related accumulated depreciation recorded under capital leases were as follows:

                                                                 2000    1999
                                                                ------- -------
     Origination Equipment..................................... $19,620 $15,143
     Landline .................................................     --    1,328
                                                                ------- -------
                                                                 19,620  16,471
     Less accumulated depreciation.............................   2,703   1,967
                                                                ------- -------
                                                                $16,917 $14,504
                                                                ======= =======

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


  As of December 31, 2000 the future minimum capital lease payments are as follows:

      Year ending
     December 31,
     ------------
      2001...........................................................  $ 2,400
      2002...........................................................    2,400
      2003...........................................................    2,400
      2004...........................................................    2,400
      2005...........................................................    2,400
      Thereafter.....................................................   14,400
                                                                       -------
        Total minimum lease payments.................................   26,400
      Less amount representing interest (7.5%).......................    8,517
                                                                       -------
      Present value of net minimum lease payments....................   17,883
      Less current installments......................................    1,085
                                                                       -------
        Obligations under capital leases, excluding current
         installments................................................  $16,798
                                                                       =======

9. Other Liabilities

  Other liabilities at December 31, 2000 and 1999, consist of the following:

                                                                2000     1999
                                                              -------- --------
     Unfavorable lease obligation............................ $ 67,770 $ 70,973
     Other...................................................   49,060   48,680
                                                              -------- --------
       Total................................................. $116,830 $119,653
                                                              ======== ========

10. Affiliate Transactions

  Notes and other receivables-affiliates includes a $180,000 loan made on June 1, 1998 by the Partnership to RMHI. Such loan is due on the earlier of demand by the Partnership or March 31, 2002, and bears interest at a rate of LIBOR plus 7/8% per annum. In 2000, RMHI repaid $158,500, reducing the outstanding principal loan amount to $21,500 at December 31, 2000.

  The Partnership distributes certain programming to the pay television industry under contracts called affiliation agreements. For the years ended December 31, 2000, 1999 and 1998 approximately $129,419, $112,042 and $93,811, respectively, was earned under affiliation agreements with companies owned or managed by affiliates of the partners in the Partnership.

  National Sports Partners, which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, provides certain programming to the Partnership. The Partnership was charged approximately $4,687, $3,771 and $3,783 for the years ended December 31, 2000, 1999 and 1998, respectively, for this programming, which is included in technical and operating expenses.

  RNC provides certain transmission and production services to the Partnership. The Partnership was charged approximately $8,818, $6,039 and $7,114 for the years ended December 31, 2000, 1999 and 1998, respectively, for these services. In addition, CSC provides the Partnership with certain transmission services. The Partnership was charged approximately $1,908 and $1,656 for the years ended December 31, 2000 and 1999, respectively, for such services, which are included in technical and operating expenses.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


  CSC, RMHI and certain of its subsidiaries provide the Partnership with certain administrative, advertising, billing, computer, and creative services. The Partnership was charged approximately $26,016, $22,000 and $12,104 for the years ended December 31, 2000, 1999 and 1998, respectively, for such services, which are included in selling, general and administrative expenses.

  The Partnership has an arrangement with National Advertising Partners ("NAP"), which is managed by Fox and in which Fox and RMHI each indirectly own a 50% interest, to provide national advertising services to the Partnership in exchange for a fee of 15% of the gross revenue, net of agency commissions, from advertising sold by NAP. Fees charged by NAP on advertising revenues amounted to approximately $2,495, $2,076 and $1,956 for the years ended December 31, 2000, 1999 and 1998, respectively. A similar arrangement exists between a consolidated subsidiary of the Partnership and a subsidiary of RMHI. Fees charged by this affiliate on advertising revenue amounted to approximately $1,885, $1,734 and $303 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Beginning in 2000, CSC allocates to the Partnership its proportionate share of expenses (benefit) related to CSC Stock Appreciation Rights (SARs) plans. For the year ended December 31, 2000, the Partnership was charged $17,238 for its proportionate share of CSC SAR expenses. Such charge is included in administrative expenses in the accompanying statements of income. As the liabilities of CSC SAR grants are funded by CSC, such amounts are reflected as either capital contributions (or distributions), and only RMHI shares in this charge (or benefit).

11. Pension and Other Postretirement Benefit Plans

  CSC sponsors a cash balance pension plan and a 401(k) savings plan in which the Partnership and its subsidiaries, other than MSG, participate. In connection with the cash-balance plan, the Partnership is charged by CSC for credits made into an account established for each participant. Such credits are based upon a percentage of eligible base pay and a market-based rate of return. The Partnership also makes matching contributions for a portion of employee voluntary contributions to the 401(k) savings plan. Total expense related to these plans was approximately $349, $296 and $130 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  Components of MSG's net periodic pension cost for defined benefit plans for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                       2000     1999     1998
                                                      -------  -------  -------
     Service cost.................................... $ 2,274  $ 2,529  $ 2,126
     Interest cost...................................   2,152    1,996    1,796
     Expected return on plan assets..................  (2,168)  (1,944)  (1,707)
     Net amortization and deferral...................       6        8        8
     Recognized (gain) loss..........................     (37)      22       31
                                                      -------  -------  -------
     Net periodic pension cost....................... $ 2,227  $ 2,611  $ 2,254
                                                      =======  =======  =======

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


  The funded status and the amounts recorded on the Partnership's balance sheet for MSG's defined benefit pension plans at December 31, 2000 and 1999, were as follows:

                                                              2000      1999
                                                            --------  --------
     Change in benefit obligation
       Benefit obligation at beginning of year............. $ 29,437  $ 31,188
       Service cost........................................    2,274     2,529
       Interest cost.......................................    2,152     1,996
       Actuarial gain......................................     (461)   (5,661)
       Benefits paid ......................................     (663)     (615)
                                                            --------  --------
       Benefit obligation at end of year................... $ 32,739  $ 29,437
                                                            ========  ========
     Change in plan assets
       Fair value of plan assets at beginning of year...... $ 21,614  $ 19,736
       Actual return on plan assets........................    3,833     1,795
       Employer contributions..............................    1,661       698
       Benefits paid ......................................     (663)     (615)
                                                            --------  --------
       Fair value of plan assets at end of year............ $ 26,445  $ 21,614
                                                            ========  ========
       Funded status.......................................   (6,295)   (7,823)
       Unrecognized transition amount......................      (34)      (38)
       Unrecognized prior service cost.....................       (1)        9
       Unrecognized net actuarial loss ....................   (5,033)   (2,944)
                                                            --------  --------
       Accrued benefit cost................................ $(11,363) $(10,796)
                                                            ========  ========

  Assumptions used in accounting for the plans are as follows:

                                                                   2000   1999
                                                                   -----  -----
     Discount rate................................................  7.50%  7.50%
     Rate of return on plan assets................................ 10.00% 10.00%
     Rate of increase in future compensation levels...............  5.00%  5.00%

  In addition, MSG contributes to various multiemployer defined benefit pension plans. Pension expense recognized for these multiemployer plans for the years ended December 31, 2000, 1999 and 1998 was approximately $3,266, $2,784 and $3,083 respectively.

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

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


  Components of MSG's cost for postretirement benefits for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                           2000   1999   1998
                                                           -----  -----  -----
     Service cost......................................... $ 214  $ 224  $ 160
     Interest cost........................................   187    172    140
     Amortization of unrecognized prior service benefit...  (176)  (176)  (179)
     Recognized gain......................................   (38)   (16)   (37)
                                                           -----  -----  -----
       Periodic postretirement benefit cost............... $ 187  $ 204  $  84
                                                           =====  =====  =====

  The funded status and the amounts recorded on the Partnership's balance sheet with respect to MSG's sponsored welfare plans are as follows:

                                                              2000     1999
                                                             -------  -------
     Change in benefit obligation
       Benefit obligation at beginning of year.............. $ 2,621  $ 2,404
       Service cost.........................................     214      224
       Interest cost........................................     187      172
       Actuarial (gain) loss................................      17     (205)
       Amendments...........................................     --       163
       Benefits paid, net of plan participant
        contributions.......................................     (84)    (137)
                                                             -------  -------
       Benefit obligation at end of year.................... $ 2,955  $ 2,621
                                                             =======  =======
       Plan assets.......................................... $   --   $   --
                                                             =======  =======
       Funded status........................................ $(2,955) $(2,621)
       Unrecognized prior service cost......................    (770)  (2,708)
       Unrecognized net actuarial gain......................  (2,532)    (825)
                                                             -------  -------
       Accrued benefit cost................................. $(6,257) $(6,154)
                                                             =======  =======

  The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for both 2000 and 1999. For measurement purposes, a 7.0% annual rate of increase in the cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                              One-percentage- One-percentage-
                                              point increase  point decrease
                                              --------------- ---------------
     Effect on the total of service and
      interest cost components...............      $ 73            $ (60)
     Effect on postretirement benefit
      obligations............................      $429            $(359)

  In addition, MSG contributes to multiemployer plans which provide health and welfare benefits to active as well as retired employees. MSG incurred costs of $5,213, $4,855 and $5,006 related to those plans for the years ended December 31, 2000, 1999 and 1998, respectively.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


12. Commitments

  Subsidiaries of the Partnership have entered into long-term agreements with several professional sports teams and others which provide such subsidiaries, among other things, certain exclusive distribution rights to certain live sporting events and obligate such subsidiaries to make minimum contractual payments when the events are provided for distribution. Certain of these contracts provide for payments which are guaranteed. MSG also has employment agreements with players and coaches of its professional sports teams. Certain of these contracts provide for payments which are guaranteed regardless of employee injury or termination. MSG has obtained disability insurance on certain players which provide benefits payable to MSG in the event of injury. The approximate aggregate minimum contractual payments under these agreements as of December 31, 2000, are as follows:

     Year ending
     December 31,
     ------------
      2001..........................................................  $  316,902
      2002..........................................................     231,277
      2003..........................................................     193,633
      2004..........................................................     157,336
      2005..........................................................     105,276
      Thereafter....................................................   1,066,466
                                                                      ----------
                                                                      $2,070,890
                                                                      ==========

13. Contingencies

  The Partnership is a party to various legal matters arising out of the ordinary conduct of its business. Management believes that the final outcome of these matters will not have a material adverse effect on the financial position of the Partnership.

  The American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI"), organizations which license the performance of musical compositions of its members, have alleged that the Partnership needs a license to exhibit programs containing musical compositions in their catalogs and that continued use requires a license. The subject of the fees to be paid to ASCAP and BMI and the manner in which they will be paid has been submitted to a Federal Rate Court in New York and is still pending.

  In May 2000, ASCAP and the Partnership entered into an interim blanket license agreement that calls for payment of fees by the Partnership at the rate of 0.2% of revenues, commencing with the launch of the Partnership's programming. The fees payable pursuant to this interim license are subject to retroactive adjustment upon final agreement of the parties or final determination of the Federal Rate Court. The Partnership also expects to commence discussions with BMI to resolve the matter relative to the BMI catalog.

  The Partnership is also party to various lawsuits arising out of the ordinary conduct of its business. Management believes that the final outcome of these matters will not have a material adverse effect on the financial position of the Partnership.

                REGIONAL PROGRAMMING PARTNERS AND SUBSIDIARIES

                          December 31, 2000 and 1999
                            (Dollars in thousands)


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

15. Business and Credit Concentrations

  The Partnership had one customer that accounted for approximately 12% and 13% of the Partnership's net trade receivable balances, including those due from affiliates at December 31, 2000 and 1999, respectively, which exposes the Partnership to a concentration of credit risk.

                        SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                        SPORTSCHANNEL PACIFIC ASSOCIATES
                             (General Partnerships)

                         COMBINED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998
                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Partners
SportsChannel Chicago Associates and SportsChannel Pacific Associates:

We have audited the accompanying combined balance sheets of SportsChannel Chicago Associates (a general partnership) and SportsChannel Pacific Associates (a general partnership) as of December 31, 2000 and 1999, and the related combined statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SportsChannel Chicago Associates and SportsChannel Pacific Associates at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

March 29, 2001
Melville, New York

                        SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                        SPORTSCHANNEL PACIFIC ASSOCIATES
                             (General Partnerships)

                            COMBINED BALANCE SHEETS

                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                                2000     1999
                                                              -------- --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $ 28,240 $ 15,496
  Trade accounts receivable (less allowance for doubtful
   accounts of $1,770 and $2,453)............................   14,169   13,581
  Trade accounts receivable--affiliates......................   12,772   11,067
  Other receivables--affiliates, net.........................    5,087    3,177
  Other receivables..........................................    1,320    1,374
  Prepaid expenses and other current assets..................   10,236    9,863
                                                              -------- --------
    Total current assets.....................................   71,824   54,558
Property and equipment, net..................................   12,399   13,593
Deferred contractual rights, net.............................   29,795   37,859
                                                              -------- --------
                                                              $114,018 $106,010
                                                              ======== ========

              LIABILITIES AND PARTNERS' CAPITAL
              ---------------------------------
Current liabilities:
  Accounts payable........................................... $ 12,062 $ 14,180
  Accrued contractual expense................................    2,254    1,777
  Accrued payroll and related benefits.......................    1,837    1,730
  Other accrued expenses.....................................    2,992    3,349
  Accounts payable--affiliates, net..........................    1,750    2,508
  Capital lease obligations, current.........................      401      371
                                                              -------- --------
    Total current liabilities................................   21,296   23,915
  Capital lease obligations, long-term.......................    6,264    6,664
                                                              -------- --------
    Total liabilities........................................   27,560   30,579
Commitments and contingencies
Partners' capital............................................   86,458   75,431
                                                              -------- --------
                                                              $114,018 $106,010
                                                              ======== ========


            See accompanying notes to combined financial statements.

                        SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                        SPORTSCHANNEL PACIFIC ASSOCIATES
                             (General Partnerships)

                         COMBINED STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues, net (including affiliate amounts of
 $74,688, $46,814 and $36,955)................... $154,329  $123,388  $107,940
                                                  --------  --------  --------
Expenses:
  Technical and operating (including affiliate
   amounts of $6,869, $6,260 and $7,485).........  112,286    73,455    63,800
  Selling, general and administrative (including
   affiliate amounts of $8,819, $8,212 and
   $7,712).......................................   20,319    21,845    18,565
  Depreciation and amortization..................    2,136     1,938     1,229
                                                  --------  --------  --------
                                                   134,741    97,238    83,594
                                                  --------  --------  --------
    Operating income.............................   19,588    26,150    24,346
                                                  --------  --------  --------
Other income (expense):
  Interest income................................      907       930       489
  Interest expense...............................     (543)     (556)      --
  Miscellaneous, net.............................      (64)      (37)      (86)
                                                  --------  --------  --------
                                                       300       337       403
                                                  --------  --------  --------
    Net income................................... $ 19,888  $ 26,487  $ 24,749
                                                  ========  ========  ========




            See accompanying notes to combined financial statements.

                        SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                        SPORTSCHANNEL PACIFIC ASSOCIATES
                             (General Partnerships)

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                       RPP      Fox     Total
                                                     -------  -------  --------
Balance, December 31, 1997.......................... $11,877  $10,818  $ 22,695
  Contributions.....................................   1,250    1,250     2,500
  Distributions.....................................  (7,500)  (7,500)  (15,000)
  Net income........................................  12,374   12,375    24,749
                                                     -------  -------  --------
Balance, December 31, 1998..........................  18,001   16,943    34,944
  Net income........................................  13,244   13,243    26,487
  Contributions.....................................  15,000   15,000    30,000
  Distributions.....................................  (9,000)  (7,000)  (16,000)
                                                     -------  -------  --------
Balance, December 31, 1999..........................  37,245   38,186    75,431
  Net income........................................   9,494   10,394    19,888
  Contributions.....................................     899      --        899
  Distributions.....................................  (6,720)  (3,040)   (9,760)
                                                     -------  -------  --------
Balance, December 31, 2000.......................... $40,918  $45,540  $ 86,458
                                                     =======  =======  ========

            See accompanying notes to combined financial statements.

                        SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                        SPORTSCHANNEL PACIFIC ASSOCIATES
                             (General Partnerships)

                       COMBINED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 19,888  $ 26,487  $ 24,749
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization................    2,136     1,938     1,229
    CSC Stock appreciation rights expense
     allocation..................................      899       --        --
    Amortization of deferred contractual rights..    8,064     2,137       161
    Changes in assets and liabilities:
      Trade accounts receivable, net.............     (588)   (4,569)   (4,283)
      Trade accounts receivable-affiliates.......   (1,705)   (4,757)    6,374
      Other receivables-affiliates, net..........   (1,910)    3,974    (3,513)
      Other receivables..........................       54     1,294      (873)
      Prepaid expenses and other current assets..     (373)   (6,492)   (1,341)
      Accounts payable and accrued expenses......   (1,891)    9,191       243
      Accounts payable-affiliates, net...........     (758)   (3,850)      976
                                                  --------  --------  --------
        Net cash provided by (used in) operating
         activities..............................   23,816    25,353    23,722
                                                  --------  --------  --------
Cash flows from investing activities:
  Capital expenditures...........................     (942)   (2,315)   (1,747)
  Deferred contractual rights....................      --    (31,507)   (2,810)
                                                  --------  --------  --------
        Net cash used in investing activities....     (942)  (33,822)   (4,557)
                                                  --------  --------  --------
Cash flows from financing activities:
  Principal payments on capital lease
   obligation....................................     (370)     (344)      --
  Partners' capital contributions................      --     30,000     2,500
  Partners' capital distributions................   (9,760)  (16,000)  (15,000)
                                                  --------  --------  --------
        Net cash (used in) provided by financing
         activities..............................  (10,130)   13,656   (12,500)
                                                  --------  --------  --------
Net increase in cash and cash equivalents........   12,744     5,187     6,665
Cash and cash equivalents at beginning of year...   15,496    10,309     3,644
                                                  --------  --------  --------
        Cash and cash equivalents at end of
         year.................................... $ 28,240  $ 15,496  $ 10,309
                                                  ========  ========  ========

            See accompanying notes to combined financial statements.

                       SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                       SPORTSCHANNEL PACIFIC ASSOCIATES
                            (General Partnerships)

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (Dollars in thousands)

1. Summary of Significant Accounting Policies

 Description of Business

  SportsChannel Chicago Associates ("SCC") and SportsChannel Pacific Associates ("SCP") (together, the "Company") are general partnerships organized in January 1984 and January 1990, respectively, under the provisions of New York State Partnership Law. The Company produces and distributes certain programming to the pay television industry located principally in Illinois and Northern California, respectively. Accordingly, the Company considers itself to be operating in a single industry segment. In accordance with the partnership agreements, as amended, the partnerships will terminate on July 1, 2090 unless earlier termination occurs as provided in the partnership agreements. Profits, losses and distributions of the Company are allocated to RPP and Fox in accordance with the provisions of the respective partnership agreements.

  The Company is owned 50% by a subsidiary of Fox Sports Networks, LLC ("Fox") and 50% by Regional Programming Partners ("RPP"), the managing general partner of the Company. RPP is a 60% owned subsidiary of Rainbow Media Holdings, Inc. ("RMH") with the remaining 40% interest owned by Fox. RMH is a 74% owned indirect subsidiary of Cablevision Systems Corporation ("CSC"), and Fox is an indirect wholly-owned subsidiary of Fox Entertainment Group, Inc.

 Principles of Combination

  The accompanying combined financial statements include the accounts of SCC and SCP to reflect the combined activities of sports programming networks jointly controlled by RPP and Fox. All significant intercompany transactions and balances have been eliminated in combination.

 Revenue Recognition

  The Company recognizes subscriber revenue as programming services are provided to cable television companies or other pay television operators. Advertising revenue is recognized when commercials are telecast.

 Programming Rights

  Rights acquired to various sporting events and programming for exhibition on the Company's networks are expensed as the programs are available for telecast.

 Advertising Expenses

  Advertising costs are charged to expense when incurred. Advertising costs were $2,219, $2,926 and $2,790 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Cash Equivalents and Supplemental Cash Flow Information

  Cash equivalents of $28,135 and $15,440 at December 31, 2000 and 1999, respectively, consist of overnight repurchase agreements. For purposes of the statement of cash flows, the Company considers all temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company paid cash interest expense of approximately $529 and $556 for the years ended December 31, 2000 and 1999, respectively. In 1999, the Company's non-cash investing and financing activities included capital lease obligations of $7,378 incurred when the Company entered into leases for new equipment.

                       SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                       SPORTSCHANNEL PACIFIC ASSOCIATES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
                            (Dollars in thousands)


 Plant and Equipment

  Plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease terms or the assets' useful lives.

 Deferred Contractual Rights

  Deferred contractual rights represent upfront payments made to professional sports teams and program suppliers in consideration for entering into agreements to provide programming rights for certain professional sports teams and are amortized on a straight-line basis over the non-cancelable terms of the agreements (varying from 5 to 7 years). During 1999, the Company paid approximately $31,000 to program suppliers in consideration for entering into new programming rights agreements.

 Income Taxes

  SCC and SCP operate as general partnerships; accordingly, their taxable income or loss is included in the tax returns of their individual partners, and no provision for income taxes is made by the Company.

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

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Commitments and Contingencies

  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 Accounting Standards Issued But Not Yet Adopted

  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes comprehensive standards for the recognition and measurement of derivatives and hedging activities.

                       SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                       SPORTSCHANNEL PACIFIC ASSOCIATES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
                            (Dollars in thousands)

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.


2. Plant and Equipment

  Plant and equipment at December 31, 2000 and 1999, consist of the following:

                                                                   Estimated
                                                  2000    1999   useful lives
                                                 ------- ------- -------------
     Program, service and test equipment........ $ 9,459 $ 8,743    5 years
     Origination Equipment......................   7,378   7,378   13 years
     Microwave equipment........................   3,647   3,460    7 years
     Furniture and fixtures.....................     895     863 7 to 8 years
     Leasehold improvements.....................   2,997   2,990 Life of lease
                                                 ------- -------
                                                  24,376  23,434
     Less accumulated depreciation and
      amortization..............................  11,977   9,841
                                                 ------- -------
                                                 $12,399 $13,593
                                                 ======= =======

3. Leases

  The Company has various long-term non-cancelable operating lease agreements with non-affiliates for office space and luxury skyboxes which expire at various dates through 2007. The leases generally provide for fixed annual rentals plus certain other costs. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,548, $1,263 and $1,606, respectively. The following is a schedule of future minimum payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2000:

     Year ending
     December 31,
     ------------
     2001............................................................... $1,682
     2002...............................................................  1,174
     2003...............................................................    902
     2004...............................................................    926
     2005...............................................................    687
     Thereafter.........................................................  1,059
                                                                         ------
       Total minimum lease payments..................................... $6,430
                                                                         ======

  The Company leases transponder space on a satellite under capital lease agreements with Rainbow Network Communications ("RNC"), a subsidiary of RMH, which expires in 2011. At December 31, 2000 and 1999, the gross amount of equipment and related accumulated depreciation recorded under these leases were as follows:

                                                                   2000   1999
                                                                  ------ ------
     Origination equipment....................................... $7,378 $7,378
     Less accumulated depreciation...............................  1,134    567
                                                                  ------ ------
                                                                  $6,244 $6,811
                                                                  ====== ======

                       SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                       SPORTSCHANNEL PACIFIC ASSOCIATES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
                            (Dollars in thousands)


  As of December 31, 2000, the future minimum lease payments under these leases are as follows:

      Year ending
     December 31,
     ------------
      2001.............................................................  $  900
      2002.............................................................     900
      2003.............................................................     900
      2004.............................................................     900
      2005.............................................................     900
      Thereafter.......................................................   5,400
                                                                         ------
        Total minimum lease payments...................................   9,900
      Less amount representing interest (7.7%).........................   3,235
                                                                         ------
      Present value of net minimum lease payments......................   6,665
        Less current installments......................................     401
                                                                         ------
          Obligations under capital leases, excluding current
           installments................................................  $6,264
                                                                         ======

4. Affiliate Transactions

  The Company distributes certain programming to the pay television industry under contracts called affiliation agreements. For the years ended December 31, 2000, 1999 and 1998, approximately $74,688, $46,814 and $36,955, respectively, of the revenues of the Company were earned under affiliation agreements with companies owned or managed by affiliates of the partners of the Company.

  National Sports Partners, which is managed by Fox and in which Fox and RMH each indirectly own a 50% interest, provides certain programming to the Company. The Company was charged approximately $2,681, $2,589 and $2,911 during the years ended December 31, 2000, 1999 and 1998, respectively, for this programming, which is included in technical and operating expenses.

  RNC provides certain transmission and production services to the Company. The Company was charged approximately $2,500, $2,172 and $3,153 for the years ended December 31, 2000, 1999 and 1998, respectively, for these services, which are included in technical and operating expenses.

  CSC, RMH and certain of its subsidiaries provided the Company with certain administrative, computer and creative services. The Company was charged approximately $7,771, $6,666 and $5,662 for the years ended December 31, 2000, 1999 and 1998, respectively, for such services, which are included in selling, general and administrative expenses.

  RPP provides additional administrative services to the Company. The Company was charged approximately $1,048, $1,546 and $2,050 for the years ended December 31, 2000, 1999 and 1998, respectively, for these services, which are included in selling, general and administrative expenses.

  The Company has an arrangement with National Advertising Partners ("NAP"), which is managed by Fox and in which Fox and RMH each indirectly own a 50% interest, to provide advertising services to the Company in exchange for fees of 15% of the gross revenue, net of agency commissions, from advertising sold by NAP.

                       SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                       SPORTSCHANNEL PACIFIC ASSOCIATES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
                            (Dollars in thousands)

Fees charged by NAP on advertising revenues amounted to approximately $1,688, $1,499 and $1,421 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Beginning in 2000, CSC allocates to the Company its proportionate share of expenses (benefit) related to CSC Stock Appreciation Rights (SARs) plans. For the year ended December 31, 2000, the Company was charged $899 for its proportionate share of CSC SAR expenses. Such charge is included in administrative expenses in the accompanying combined statements of income. As the liabilities of CSC SAR grants are funded by CSC, such amounts are reflected as either capital contributions (or distributions), and only RMHI shares in this charge (or benefit).

5. Benefit Plan

  CSC sponsors a cash balance pension plan and a 401(k) savings plan in which the Company participates. In connection with the cash balance plan, the Company was charged by CSC for credits made into an account established for each participant. Such credits are based upon a percentage of eligible base pay and a market-based rate of return. The Company also makes matching contributions for a portion of employee voluntary contributions to the 401(k) savings plan. Total expenses related to these plans were approximately $173, $165 and $191 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company does not provide post retirement benefits for any of its employees.

6. Commitments

  The Company has entered into long-term agreements with professional sports teams, companies that represent several professional sports teams and others which provide the Company, among other things, certain exclusive distribution rights to certain live sporting events and obligate the Company to make minimum contractual payments when the events are provided for distribution. Certain of these contracts provide for payments which are guaranteed. The approximate aggregate contractual commitments under these agreements are as follows:

      Year ending
     December 31,
     ------------
      2001..........................................................  $   78,079
      2002..........................................................      79,256
      2003..........................................................      76,004
      2004..........................................................     109,663
      2005..........................................................      66,592
      Thereafter....................................................   1,569,864
                                                                      ----------
                                                                      $1,979,458
                                                                      ==========

7. Contingencies

  The American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI"), organizations which license the performance of musical compositions of its members, have alleged that the Company needs a license to exhibit programs containing musical compositions in their catalogs and that continued use requires a license. The subject of the fees to be paid to ASCAP and BMI and the manner in which they will be paid has been submitted to a Federal Rate Court in New York and is still pending.

                       SPORTSCHANNEL CHICAGO ASSOCIATES
                                      AND
                       SPORTSCHANNEL PACIFIC ASSOCIATES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
                            (Dollars in thousands)


  In May 2000, ASCAP and the Company entered into an interim blanket license agreement that calls for payment of fees by the Company at the rate of 0.2% of revenues, commencing with the launch of the Company's programming. The fees payable pursuant to this interim license are subject to retroactive adjustment upon final agreement of the parties or final determination of the Federal Rate Court. The Company also expects to commence discussions with BMI to resolve the matter relative to the BMI catalog.

  The Company is also party to various lawsuits arising out of the ordinary conduct of their business. Management believes that the final outcome of these matters will not have a material adverse effect on the financial position of the Company.

8. Fair Value of Financial Instruments

  The Company's financial instruments principally consist of cash, trade accounts receivable, other receivables, prepaid expenses, accounts payable, and accrued expenses. For all these financial instruments, the carrying amount of the instruments approximate their fair value due to their short maturities.

9. Business and Credit Concentrations

  During 2000, 1999, and 1998, the Company had one customer that accounted for approximately 48%, 38% and 33% of net revenues in each year respectively, and approximately 74% and 67% of the Company's net trade receivable balances, including those due from affiliates at December 31, 2000 and 1999, respectively, which exposes the Company to a concentration of credit risk.

  The Company is dependent upon a major supplier of distribution rights to certain live sporting events to SCC. This supplier has the right to terminate the agreement in October 2004.

           NATIONAL SPORTS PARTNERS AND NATIONAL ADVERTISING PARTNERS

                         COMBINED FINANCIAL STATEMENTS

                        As of December 31, 2000 and 1999
             Together With Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Joint Venturers of National Sports Partners and National Advertising
Partners:

We have audited the accompanying combined balance sheets of National Sports Partners and National Advertising Partners (together, the "Joint Venture") as of December 31, 2000 and 1999, and the related combined statements of operations, venturers' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These combined financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Sports Partners and National Advertising Partners as of December 31, 2000 and 1999, and the results of their combined operations and their combined cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
March 22, 2001

                          NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

                            COMBINED BALANCE SHEETS

                        As of December 31, 2000 and 1999
                             (amounts in thousands)

                                                                 2000    1999
                                                                ------- -------
                            ASSETS
                            ------

Current assets:
  Cash and cash equivalents.................................... $13,114 $10,424
  Accounts receivable, net of allowance for doubtful accounts of $351 and $1,424..........................................  42,456  47,937
  Prepaid program rights.......................................  12,737   5,217
  Other current receivable.....................................  15,000     --
  Other assets.................................................   1,080   2,811
                                                                ------- -------
    Total current assets.......................................  84,387  66,389
Property and equipment, net....................................   5,428   7,788
Long-term receivable...........................................     --   10,000
Other non-current assets.......................................      40      40
                                                                ------- -------
    Total Assets............................................... $89,855 $84,217
                                                                ======= =======

               LIABILITIES AND VENTURERS' EQUITY
               ---------------------------------

Current liabilities:
  Accounts payable and accrued expenses........................ $20,305 $19,471
  Accrued production costs.....................................  18,293  19,079
  Program rights payable.......................................   3,011   6,443
  Loan payable to venturer.....................................     --    3,000
  Other liabilities............................................  15,303  11,136
                                                                ------- -------
    Total current liabilities..................................  56,912  59,129
Long-term program rights payable...............................     --    8,871

Commitments and contingencies

Venturers' equity..............................................  32,943  16,217

                                                                ------- -------
    Total Liabilities and Venturers' Equity.................... $89,855 $84,217
                                                                ======= =======


 The accompanying notes are an integral part of these combined balance sheets.

                          NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

                       COMBINED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2000, 1999 and 1998
                             (amounts in thousands)

                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues:
  Programming.................................... $ 27,588  $ 28,568  $ 28,690
  Advertising....................................   58,465    51,580    34,589
  Commission.....................................   16,584    15,508    14,404
  Other..........................................   20,498    14,058    11,834
                                                  --------  --------  --------
                                                   123,135   109,714    89,517
Expenses:
  Operating......................................  144,643   129,646   117,104
  General and administrative.....................   21,310    21,925    19,306
  Depreciation...................................    3,412     3,650     6,077
                                                  --------  --------  --------
Operating loss...................................  (46,230)  (45,507)  (52,970)
Interest income, net.............................      656       331       712
                                                  --------  --------  --------
    Net loss..................................... $(45,574) $(45,176) $(52,258)
                                                  ========  ========  ========




    The accompanying notes are an integral part of these combined financial statements.

                          NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

               COMBINED STATEMENTS OF VENTURERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 2000, 1999 and 1998
                             (amounts in thousands)

                                                    Fox     Rainbow    Total
                                                  --------  --------  --------
Balance--December 31, 1997....................... $  2,353  $ (6,868) $ (4,515)
  Contributions from venturers...................   24,757    24,263    49,020
  Net loss.......................................  (26,129)  (26,129)  (52,258)
                                                  --------  --------  --------
Balance--December 31, 1998.......................      981    (8,734)   (7,753)
  Contributions from venturers...................   34,573    34,573    69,146
  Net loss.......................................  (22,588)  (22,588)  (45,176)
                                                  --------  --------  --------
Balance--December 31, 1999.......................   12,966     3,251    16,217
  Contributions from venturers...................   31,150    31,150    62,300
  Net loss.......................................  (22,787)  (22,787)  (45,574)
                                                  --------  --------  --------
Balance--December 31, 2000....................... $ 21,329  $ 11,614  $ 32,943
                                                  ========  ========  ========




    The accompanying notes are an integral part of these combined financial statements.

                          NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

                       COMBINED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998
                             (amounts in thousands)

                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(45,574) $(45,176) $(52,258)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.................................    3,412     3,650     6,077
  Changes in operating assets and liabilities:
    Accounts receivable..........................    5,481    (5,279)  (36,091)
    Prepaid program rights.......................   (7,520)   (1,764)   (2,140)
    Other assets, other current receivables and
     long-term receivables.......................   (3,269)   (6,856)   (5,582)
    Accounts payable and other accrued expenses
     and accrued production costs................       48    (8,435)   36,682
    Program rights payable.......................  (12,303)   (7,799)    6,497
    Other liabilities............................    4,167     6,194     2,059
                                                  --------  --------  --------
      Net cash used in operating activities......  (55,558)  (65,465)  (44,756)
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchase of property and equipment.............   (1,052)   (1,628)     (665)
                                                  --------  --------  --------
      Net cash used in investing activities......   (1,052)   (1,628)     (665)
                                                  --------  --------  --------
Cash flows from financing activities:
  Contributions from venturers...................   62,300    69,146    48,526
  Loan payable to venturer.......................   (3,000)    3,000       --
                                                  --------  --------  --------
      Net cash provided by financing activities..   59,300    72,146    48,526
                                                  --------  --------  --------
Net increase in cash and cash equivalents........    2,690     5,053     3,105
Cash and cash equivalents, beginning of year.....   10,424     5,371     2,266
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $ 13,114  $ 10,424  $  5,371
                                                  ========  ========  ========



    The accompanying notes are an integral part of these combined financial statements.

                         NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                               December 31, 2000
                            (amounts in thousands)

1. Organization

  National Sports Partners ("NSP") and National Advertising Partners ("NAP") (together, the "Joint Venture") are general partnerships organized in December 1997. NSP is owned 50% by Fox Sports Net National Network Holdings, LLC, a subsidiary of Fox Sports Networks, LLC ("Fox"), and 50% by Rainbow National Sports Holdings, LLC, a subsidiary of Rainbow Media Holdings, Inc. ("Rainbow"). NAP is owned 50% by Fox Sports Net National Ad Sales Holdings, LLC, a subsidiary of Fox, and 50% by Rainbow Advertising Holdings, LLC, a subsidiary of Rainbow. Fox is the managing venturer of NSP and NAP.

  The Joint Venture operates a national sports programming service, Fox Sports Net ("FSN") and also acts as a national advertising representative for FSN and regional cable sports networks (collectively, the "Sports Networks"), primarily those owned and operated by affiliates of Fox and Rainbow. FSN provides affiliated regional sports networks ("RSNs") with 24 hour per day national sports programming featuring live sporting events and original programming, as well as a sports news program, the National Sports Report, which provides nightly detailed coverage of sports news nationwide.

  During 2000, the Joint Venture incurred net losses of $45,574. In accordance with the Joint Venture Agreements dated December 18, 1997, Fox and Rainbow contributed $31,150 each to the Joint Venture during 2000. In 2001 the Joint Venture expects the venturers to continue to fund in accordance with the 2001 operating budget. To the extent that one venturer does not fund according to the 2001 operating budget, the other venturer has committed to make capital contributions sufficient to ensure that the operations of the Joint Venture are funded through 2001.

2. Significant Accounting Policies

 a. Basis of Presentation

  The accompanying combined financial statements include the accounts and operations of the Joint Venture, which is combined for financial statement purposes based on common ownership. All significant intercompany accounts and transactions have been eliminated in combination.

 b. Cash Equivalents

  Cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash equivalents approximate their fair values due to their short maturities.

 c. Accounts Receivable

  Accounts receivable have been stated at their estimated net realizable value.

 d. Program Rights

  The Joint Venture has multi-year contracts for the cable telecast rights of sporting events. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred at the gross amount of the liability when the programs or sporting events are available for telecast. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season are amortized over the term of the season on a straight-line basis.

                         NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

                               December 31, 2000
                            (amounts in thousands)


  At the inception of these contracts, and periodically thereafter, the Joint Venture evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

 e. Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation. Depreciation for financial statement purposes is provided using the straight-line method over an estimated useful life of 3 to 5 years.

 f. Revenue Recognition

  Revenue from programming represents monthly subscriber fees received from the RSNs and is recognized when earned. Advertising revenue is recognized upon airing of commercials. Commission revenue represents fees earned on national and regional advertising sold on behalf of the Sports Networks and are recognized upon airing of commercials.

 g. Income Taxes

  No provision has been made for federal, state or foreign income taxes as the liability for such income taxes is the responsibility of the venturers.

 h. Allocation of Joint Venture's Net Income or Net Losses

  Income or losses from the Joint Venture are allocated to the venturers in accordance with their respective contractual interests of 50% each.

 i. Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

 j. Reclassifications

  Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

3. Supplemental Disclosures To Combined Statements of Cash Flows

  Cash paid for interest was $58, $155, and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

  In 1998, Fox contributed $494 of accounts receivable to the Joint Venture.

                         NATIONAL SPORTS PARTNERS AND
                         NATIONAL ADVERTISING PARTNERS

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

                               December 31, 2000
                            (amounts in thousands)


4. Property and Equipment, net

  Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                2000     1999
                                                              --------  -------
     Studio and production equipment......................... $  5,523  $ 5,432
     Leasehold improvements..................................    1,239      712
     Office equipment........................................   11,320   11,515
                                                              --------  -------
                                                                18,082   17,659
     Accumulated depreciation................................  (12,654)  (9,871)
                                                              --------  -------
                                                              $  5,428  $ 7,788
                                                              ========  =======

5. Related Party Transactions

  For the years ended December 31, 2000, 1999, 1998, the Joint Venture recognized the following revenues and expenses as a result of arms-length transactions with affiliates of Fox and Rainbow:

                                                         2000    1999    1998
                                                        ------- ------- -------
     Revenues:
       Programming..................................... $26,181 $27,531 $27,461
       Advertising.....................................   2,242     351     --
       Commission......................................  15,471  13,585  13,044
       Other...........................................   3,500   4,000   3,750
     Expenses:
       Operating.......................................  25,473  30,221  20,152
       General and administrative......................  11,194   7,904   5,075
       Interest Expense................................      58     155     --

  The Joint Venture had the following related party balances as of December 31, 2000 and 1999:

                                                                 2000    1999
                                                                ------- -------
     Accounts receivable....................................... $12,798 $19,400
     Accounts payable and accrued expenses.....................  14,529  19,137
     Loan payable..............................................     --    3,000

6. Commitments

  The Joint Venture has long-term sports program rights contracts which require payments through 2011. Future minimum payments, including unrecorded amounts, by year are as follows at December 31, 2000:

     2001.............................................................. $ 55,040
     2002..............................................................   40,878
     2003..............................................................   39,687
     2004..............................................................   41,022
     2005..............................................................   42,114
     Thereafter........................................................   78,130
                                                                        --------
                                                                        $296,871
                                                                        ========

                         SUNSHINE NETWORK JOINT VENTURE

                              FINANCIAL STATEMENTS

                        As of December 31, 2000 and 1999
             Together With Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Joint Venturers of Sunshine Network Joint Venture:

We have audited the accompanying balance sheets of Sunshine Network Joint Venture (the "Joint Venture") as of December 31, 2000 and 1999, and the related statements of operations, venturers' equity and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Network Joint Venture as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
March 22, 2001

                         SUNSHINE NETWORK JOINT VENTURE

                                 BALANCE SHEETS

                        As of December 31, 2000 and 1999
                             (amounts in thousands)

                                                                   2000    1999
                                                                  ------- -------

                              ASSETS
                              ------

Current assets:
  Cash and cash equivalents...................................... $ 2,824 $ 9,187
  Trade accounts and other receivables, net of allowance for doubtful accounts of $239 and $98 at December 31, 2000 and
   1999, respectively............................................  13,275  19,817
  Prepaid program rights.........................................   2,318   3,134
  Prepaid expenses...............................................   1,022     845
                                                                  ------- -------
    Total current assets.........................................  19,439  32,983
Property and equipment, net......................................     564     745
Non-current program rights.......................................   4,063     --
Other assets.....................................................     139      53
                                                                  ------- -------
    Total assets................................................. $24,205 $33,781
                                                                  ======= =======

                LIABILITIES AND VENTURERS' EQUITY
                ---------------------------------

Current liabilities:
  Accounts payable and other accrued expenses.................... $ 6,440 $16,898
  Accrued production costs.......................................   2,579   2,198
  Program rights payable.........................................     828   1,458
  Deferred revenues..............................................     346   1,308
                                                                  ------- -------
    Total current liabilities....................................  10,193  21,862
Commitments and contingencies
Venturers' equity................................................  14,012  11,919
                                                                  ------- -------
    Total liabilities and venturers' equity...................... $24,205 $33,781
                                                                  ======= =======


      The accompanying notes are an integral part of these balance sheets.

                         SUNSHINE NETWORK JOINT VENTURE

                            STATEMENTS OF OPERATIONS

        For the Years Ended December 31, 2000, 1999 and 1998 (unaudited)
                             (amounts in thousands)

                                                      2000    1999      1998
                                                     ------- ------- -----------
                                                                     (unaudited)
Revenues:
  Programming....................................... $36,261 $29,794   $25,712
  Advertising.......................................  10,290   8,350     7,154
  Direct broadcast..................................   5,429   4,781     3,701
  Other.............................................   3,361   2,908     2,768
                                                     ------- -------   -------
                                                      55,341  45,833    39,335
                                                     ------- -------   -------
Expenses:
  Operating.........................................  48,808  40,572    29,482
  General and administrative........................   1,451   1,717     1,967
  Depreciation and amortization.....................     226     190       374
                                                     ------- -------   -------
                                                      50,485  42,479    31,823
                                                     ------- -------   -------
    Operating income................................   4,856   3,354     7,512
                                                     ------- -------   -------
Interest income.....................................     435     506       600
                                                     ------- -------   -------
    Net income...................................... $ 5,291 $ 3,860   $ 8,112
                                                     ======= =======   =======


   The accompanying notes are an integral part of these financial statements.

                         SUNSHINE NETWORK JOINT VENTURE

                        STATEMENTS OF VENTURERS' EQUITY

       For the Years Ended December 31, 2000, 1999, and 1998 (unaudited)
                             (amounts in thousands)

                                Affiliated Regional  Sunshine Network
                                Communications, Ltd. of Florida, Ltd.  Total
                                -------------------- ---------------- -------
Balance at December 31, 1997
 (unaudited)...................       $ 1,240            $ 9,720      $10,960
  Cash distribution
   (unaudited).................        (2,658)               --        (2,658)
  Net income (unaudited).......         3,975              4,137        8,112
                                      -------            -------      -------
Balance at December 31, 1998
 (unaudited)...................         2,557             13,857       16,414
  Cash distribution............        (4,094)            (4,261)      (8,355)
  Net income...................         1,891              1,969        3,860
                                      -------            -------      -------
Balance at December 31, 1999...           354             11,565       11,919
  Cash distribution............        (3,198)               --        (3,198)
  Net income...................         2,593              2,698        5,291
                                      -------            -------      -------
Balance at December 31, 2000...       $  (251)           $14,263      $14,012
                                      =======            =======      =======


   The accompanying notes are an integral part of these financial statements.

                         SUNSHINE NETWORK JOINT VENTURE

                            STATEMENTS OF CASH FLOWS

        For the Years Ended December 31, 2000, 1999 and 1998 (unaudited)
                             (amounts in thousands)

                                                   2000     1999       1998
                                                 --------  -------  -----------
                                                                    (unaudited)
Cash flows from operating activities:
  Net income.................................... $  5,291  $ 3,860    $ 8,112
  Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities:
    Depreciation and amortization...............      226      190        374
  Changes in operating assets and liabilities:
    Trade and other receivables.................    6,542   (2,851)    (7,849)
    Prepaid program rights......................   (3,247)   1,763     (3,409)
    Prepaid expenses............................     (177)     105       (453)
    Other assets................................      (86)      85       (123)
    Accounts payable and other accrued
     expenses...................................  (10,458)    (510)    10,677
    Accrued production costs....................      381      468       (226)
    Program rights payable......................     (630)   1,114     (1,219)
    Unearned revenues...........................     (962)   1,089         (9)
                                                 --------  -------    -------
      Net cash (used in) provided by operating
       activities...............................   (3,120)   5,313      5,875
                                                 --------  -------    -------
Cash flows from investing activities:
  Advances to related parties...................      --       --         --
  Purchases of property and equipment...........      (45)    (672)      (149)
                                                 --------  -------    -------
      Net cash used in investing activities.....      (45)    (672)      (149)
                                                 --------  -------    -------
Cash flows from financing activities:
  Distributions to venturers....................   (3,198)  (8,355)    (2,658)
                                                 --------  -------    -------
      Net cash used in financing activities.....   (3,198)  (8,355)    (2,658)
                                                 --------  -------    -------
Net (decrease) increase in cash and cash
 equivalents....................................   (6,363)  (3,714)     3,068
Cash and cash equivalents, beginning of year....    9,187   12,901      9,833
                                                 --------  -------    -------
Cash and cash equivalents, end of year.......... $  2,824  $ 9,187    $12,901
                                                 ========  =======    =======

   The accompanying notes are an integral part of these financial statements.

                        SUNSHINE NETWORK JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000
                            (amounts in thousands)

1. Organization

  Sunshine Network Joint Venture (the "Joint Venture") is a joint venture between Sunshine Network of Florida, Ltd., a Florida limited partnership (51% interest), and Affiliated Regional Communications, Ltd. ("ARC"), a majority-owned subsidiary of Liberty/Fox ARC, L.P. (49% interest) (together, the "Venturers"). ARC is the managing venturer.

  The Joint Venture operates a basic cable regional sports network featuring predominantly sporting events and sports related programming in Florida.

  In February 2001, the Venturers agreed to extend the termination of the Joint Venture to December 31, 2001. Discussions among the Venturers related to the ongoing operation of the Joint Venture are continuing. There is no assurance that the Joint Venture's scheduled termination will be extended beyond December 31, 2001.

2. Significant Accounting Policies

 a. Cash Equivalents

  Cash equivalents consist of short-term investments with an original maturity of less than 90 days. The carrying amounts of cash equivalents approximate their fair values due to their short-term maturities.

 b. Program Rights

  The Joint Venture has multi-year contracts for the cable telecast rights of sporting events. Pursuant to these contracts, an asset is recorded for the rights acquired and a liability is recorded for the obligation incurred at the gross amount of the liability when the programs or sporting events are available for telecast. Program rights for sporting events which are for a specified number of games are amortized on an event-by-event basis, and those which are for a specified season are amortized over the term of the season on a straight-line basis.

  At the inception of these contracts, and periodically thereafter, the Joint Venture evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss.

 c. Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization for financial statement purposes are provided using the straight-line method over an estimated useful life of five to ten years.

 d. Income Taxes

  No provision has been made for income tax expense or benefit in the accompanying financial statements as the income or losses of the Joint Venture are reported in the respective income tax returns of the venturers.

 e. Allocation of Partnership Net Income

  Income from the Joint Venture are allocated to the venturers in accordance with their respective contractual interest.

 f. Revenue Recognition

  Revenue from programming represents monthly subscriber fees received from cable system operators and is recognized as earned. Advertising revenue is recognized upon airing of commercials. Direct broadcast revenue is recognized monthly as revenue is earned.

                        SUNSHINE NETWORK JOINT VENTURE

                               December 31, 2000
                            (amounts in thousands)


 g. Nonmonetary Transactions

  The Joint Venture trades commercial advertising spots in return for programming and other consideration. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $4, $9, and $555 (unaudited) during the years ended December 31, 2000, 1999 and 1998, respectively in both advertising revenue and operating expenses.

 h. Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

3. Related Party Transactions

  For the years ended December 31, 2000, 1999 and 1998, the Joint Venture recognized the following revenues and expenses as a result of arms-length transactions with related parties:

                                                      2000    1999      1998
                                                     ------- ------- -----------
                                                                     (unaudited)
     Revenues:
       Programming.................................. $12,027 $13,482   $18,166
       Direct broadcast.............................   5,426   4,871     3,701
     Expenses:
       Operating....................................   3,257   3,748     3,467
       General and administrative...................     352     189       175

  The Joint Venture had the following related party balances as of December 31, 2000 and 1999:

     Trade and other accounts receivable........................ $7,136 $13,619
     Accounts payable and accrued expenses......................  4,101  12,972

4. Property and Equipment, net

  Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                                  2000    1999
                                                                 ------  ------
     Studio and production equipment............................ $  887  $  987
     Office equipment...........................................    529     548
     Other......................................................    129     181
                                                                 ------  ------
                                                                  1,545   1,716
     Accumulated depreciation and amortization..................   (981)   (971)
                                                                 ------  ------
                                                                 $  564  $  745
                                                                 ======  ======

                        SUNSHINE NETWORK JOINT VENTURE

                               December 31, 2000
                            (amounts in thousands)


5. Concentration of Risk

  The Joint Venture had one customer that accounted for approximately 25%, 24%, and 25% of revenues for the years ended December 31, 2000, 1999, and 1998 (unaudited), respectively, and approximately 12% and 8% of trade and other receivables as of December 31, 2000 and 1999, respectively.

6. Commitments and Contingencies

 a. Operating Leases

  The Joint Venture leases transponders and office facilities in Florida under operating leases which expire at various dates through 2004.

  Future minimum payments by year under non-cancelable operating leases with a term of one year or more consist of the following:

     2001.................................................................. $232
     2002..................................................................  188
     2003..................................................................   65
     2004..................................................................   22
                                                                            ----
                                                                            $507
                                                                            ====

  Total lease expense was approximately $754, $1,191 and $1,633 (unaudited) for the years ended December 31, 2000, 1999 and 1998, respectively, including approximately $459, $854 and $1,293 (unaudited), respectively, paid under transponder lease agreements.

 b. Long-term Sports Program Rights Contracts

  The Joint Venture has long-term sports program rights contracts which require payments through 2008. Future minimum payments, including unrecorded amounts, by year are as follows:

     2001.............................................................. $ 22,146
     2002..............................................................   21,833
     2003..............................................................   17,152
     2004..............................................................   13,762
     2005..............................................................   10,197
     Thereafter........................................................   24,357
                                                                        --------
                                                                        $109,447
                                                                        ========

                             HOME TEAM SPORTS, L.P.

                              FINANCIAL STATEMENTS

                               December 31, 1999
                  (With Independent Auditors' Reports Thereon)

                         INDEPENDENT AUDITORS' REPORT

The Partners of
Home Team Sports, L.P.:

We have audited the accompanying balance sheet of Home Team Sports, L.P. (the "Partnership") as of December 31, 1999 and the related statements of operations, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Team Sports, L.P. as of December 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

February 18, 2000
New York, New York

                             HOME TEAM SPORTS, L.P.

                                 BALANCE SHEET

                               December 31, 1999

                                                                      1999
                                                                   -----------
                              ASSETS
Current assets:
  Cash............................................................ $       --
  Accounts receivable, net of allowance for doubtful accounts of
   $299,360.......................................................  17,642,417
  Interest receivable from affiliate, net (note 4)................   1,363,559
  Prepaid sports rights (note 7)..................................   3,452,420
  Other current assets............................................     530,080
                                                                   -----------
    Total current assets..........................................  22,988,476
Property and equipment, net of accumulated depreciation and
 amortization of $5,957,917 (note 3)..............................   5,458,346
Notes receivable from affiliate (note 4)..........................     820,721
Investment in programming affiliate (note 5)......................     254,304
Other long-term assets............................................      50,609
                                                                   -----------
    Total assets.................................................. $29,572,456
                                                                   ===========

                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and accrued expenses (note 6).................. $ 8,171,490
  Deferred revenue................................................     822,371
  Current portion of capital lease obligation.....................      80,295
                                                                   -----------
    Total current liabilities.....................................   9,074,156
Capital lease obligation..........................................   4,122,545
                                                                   -----------
    Total liabilities.............................................  13,196,701

Commitments and contingencies (note 7)

Partners' capital.................................................  16,375,755
                                                                   -----------
    Total liabilities and partners' capital....................... $29,572,456
                                                                   ===========

                See accompanying notes to financial statements.

                             HOME TEAM SPORTS, L.P.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998

                                                          1999         1998
                                                       -----------  -----------
Revenues, net (including affiliate amounts of
 $17,452,605 and $13,944,874 respectively)............ $65,974,130  $61,020,497
                                                       -----------  -----------
Costs and expenses:
  Programming (including affiliate amounts of
   $1,566,340 and $1,431,476, respectively)...........  49,193,804   45,919,734
  Selling, general and administrative (including
   affiliate amounts of $780,616 and $662,670,
   respectively)......................................   8,671,257    6,774,770
  Depreciation and amortization.......................     710,420      876,626
                                                       -----------  -----------
    Total costs and expenses..........................  58,575,481   53,571,130
                                                       -----------  -----------
    Income from operations............................   7,398,649    7,449,367
Interest income (expense), net (including affiliate
 amounts of $231,500 and ($67,730), respectively).....     231,500      (67,730)
Equity in net loss of programming affiliate...........    (659,913)    (495,702)
                                                       -----------  -----------
    Net income........................................ $ 6,970,236  $ 6,885,935
                                                       ===========  ===========



                See accompanying notes to financial statements.

                             HOME TEAM SPORTS, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     Years Ended December 31, 1999 and 1998

                                                                 Affiliated
                                                                  Regional
                                                               Communications,
                                        Total      CBS Cable        Ltd.
                                     -----------  -----------  ---------------
Partners' capital at December 31,
 1997............................... $12,964,062  $ 8,852,616    $ 4,111,446
Capital contributions...............   5,555,522    3,650,089      1,905,433
Capital distributions...............  (7,000,000)  (4,599,140)    (2,400,860)
Net income..........................   6,885,935    4,524,197      2,361,738
                                     -----------  -----------    -----------
Partners' capital at December 31,
 1998...............................  18,405,519   12,427,762      5,977,757
Capital distributions...............  (9,000,000)  (5,913,180)    (3,086,820)
Net income..........................   6,970,236    4,579,584      2,390,652
                                     -----------  -----------    -----------
Partners' capital at December 31,
 1999............................... $16,375,755  $11,094,166    $ 5,281,589
                                     ===========  ===========    ===========



                See accompanying notes to financial statements.

                             HOME TEAM SPORTS, L.P.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1999 and 1998

                                                         1999         1998
                                                      -----------  -----------
Cash flows from operating activities:
  Net income......................................... $ 6,970,236  $ 6,885,935
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization....................     710,420      876,626
    Barter revenue, net..............................     (79,990)       3,887
    Equity in loss of programming affiliate..........     659,913      495,702
    Increase in accounts receivable, net.............  (4,078,754)  (3,317,941)
    Decrease in receivable from affiliate............         --     1,323,155
    (Increase) decrease in interest receivable from
     affiliate, net..................................    (395,497)      67,732
    Decrease in prepaid sports rights................   1,212,257    1,444,969
    Increase in other assets.........................    (247,119)    (180,788)
    Increase (decrease) in accounts payable and
     accrued expenses................................   1,114,204     (312,703)
    Increase in deferred revenue.....................     190,596      451,891
                                                      -----------  -----------
      Net cash provided by operating activities......   6,056,266    7,738,465
                                                      -----------  -----------
Cash flows from investing activities:
  Acquisition of property and equipment..............    (962,080)    (139,055)
  Investment in programming affiliate................    (525,000)  (1,073,089)
                                                      -----------  -----------
      Net cash used in investing activities..........  (1,487,080)  (1,212,144)
                                                      -----------  -----------
Cash flows from financing activities:
  Advances from (to) affiliate.......................   4,098,544   (5,081,857)
  Excess proceeds from lease financing...............     359,073          --
  Reduction of obligations on capital leases.........     (26,803)         --
  Capital contributions..............................         --     5,555,522
  Capital distributions..............................  (9,000,000)  (7,000,000)
                                                      -----------  -----------
      Net cash used in financing activities..........  (4,569,186)  (6,526,335)
                                                      -----------  -----------
      Net decrease in cash...........................         --           (14)
Cash at beginning of year............................         --            14
                                                      -----------  -----------
Cash at end of year.................................. $       --   $       --
                                                      ===========  ===========

                See accompanying notes to financial statements.

                            HOME TEAM SPORTS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

(1) Organization and Partnership Agreements

  In 1983, Home Team Sports ("HTS"), a business unit of CBS Cable (formerly, Group W Satellite Communications, "GWS"), a division of CBS Corporation ("CBS"), was formed for the purpose of owning, operating and distributing a regional cable sports network in the Washington, D.C. and Baltimore areas. The format of HTS consists primarily of sports programming for the sports teams in the Washington, D.C. and Baltimore regions, including but not limited to, the Washington Wizards, Washington Capitals and Baltimore Orioles. In 1996, HTS acquired the over-the-air broadcast television rights to the Washington Wizards and Washington Capitals for the 1997-1998 through 2005-2006 seasons, and the Baltimore Orioles for the 1997 through 2000 seasons, whereby HTS distributes certain games to local television stations and sells the related commercial advertising time.

  On December 31, 1990, GWS and Affiliated Regional Communications, Ltd. ("ARC"), a Colorado limited partnership, entered into an asset purchase agreement wherein GWS agreed to sell to ARC a 30.303% interest in the assets of HTS.

  Concurrent with the execution of the asset purchase agreement, GWS, as General Partner, and ARC, as Limited Partner (collectively referred to as the "Partners"), entered into a limited partnership agreement. Pursuant to the partnership agreement, Home Team Sports, L.P. (the "Partnership") was formed through the transfer of the Partners' respective ownership interest in HTS to the Partnership. Effective December 31, 1994, pursuant to an Assignment and Assumption agreement between GWS and ARC, GWS transferred 3.995% of its ownership interest in the Partnership to ARC resulting in new ownership percentages of 65.702% and 34.298% for GWS and ARC, respectively.

  Net income or loss of the Partnership is allocated to the Partners in accordance with their respective ownership interests. Distributions shall be determined by the General Partner and shall be distributed to the Partners in proportion to their respective ownership interests. The Partnership made distributions of $9,000,000 and $7,000,000 in 1999 and 1998, respectively.

  Additional agreements entered into in connection with the asset purchase and partnership agreements are discussed in notes 4 and 7.

(2) Summary of Significant Accounting Policies

 (a) Sports Rights

  Sports rights acquired under multiyear license agreements are recorded as assets when payments are made and are charged to programming expense on a per game basis.

 (b) Property and Equipment

  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (generally three to fourteen years) or, in the case of leasehold improvements, over the shorter of the term of the lease or the useful life of the improvement. Depreciation and amortization for property and equipment were $710,420 and $876,626 for the years ended December 31, 1999 and 1998, respectively.

                            HOME TEAM SPORTS, L.P.

                          December 31, 1999 and 1998


 (c) Investment in Affiliate

  An affiliated company in which the Partnership does not have a controlling interest, or for which control is expected to be temporary, is accounted for using the equity method.

 (d) Income Taxes

  No provision for Federal and state income taxes has been made in the accompanying financial statements as these income taxes are the liability of the Partners, not the Partnership.

 (e) Revenue Recognition

  Revenue includes income from subscriber fees, the sale of advertising time (commercial spots), barter transactions, the sale of programming time and production fee revenue.

  The Partnership charges cable affiliates a monthly license fee per subscriber for the right to distribute HTS programming. Subscriber fee revenue is recognized in the month in which HTS programming is distributed to the cable affiliates.

  The Partnership sells commercial spots to advertisers at rates which vary based upon commercial length, time periods and programs. Revenue is recognized in the period the commercial is aired and is reflected net of advertising agency and media representation firm commissions of $6,006,034 in 1999 and $5,550,081 in 1998.

  The Partnership provides production services to certain customers. Production revenues and related expenses are recognized when the services are provided.

  The Partnership provides advertising time to certain customers in exchange for merchandise, services or programming. Barter transactions are recorded at the estimated fair value of the items to be received. Barter revenue is recognized when the commercials are broadcast. Barter expense is recorded as the merchandise, services or media are utilized.

 (f) Use of Estimates

  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (g) Fair Value of Financial Instruments

  In estimating the fair value of financial instruments, the Partnership has assumed that the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

 (h) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  Intangible assets and all other long-lived assets are evaluated whenever events and circumstances indicate that the remaining estimated useful life of the assets may warrant revision or the remaining carrying value of such asset may not be recoverable. When factors indicate that an asset should be evaluated for possible

                            HOME TEAM SPORTS, L.P.

                          December 31, 1999 and 1998

impairment, the Partnership uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If identifiable cash flows are not available for the specific asset, the Partnership evaluates recoverability of the specific business to which the asset relates. If such an analysis indicates impairment has in fact occurred, the Partnership writes down the carrying value of the asset to its estimated fair value and recognizes a charge in costs and expenses in the statement of operations. Estimated fair value is generally measured by discounting estimated future cash flows or an active market price for the asset.

(3) Property and Equipment

  Property and equipment comprise the following at December 31, 1999:

     Leasehold improvements........................................ $   628,583
     Furniture and fixtures........................................     822,837
     Technical and transportation equipment........................   6,094,273
     Leased equipment under capital leases.........................   3,870,570
                                                                    -----------
                                                                     11,416,263
     Less accumulated depreciation and amortization................  (5,957,917)
                                                                    -----------
       Property and equipment, net................................. $ 5,458,346
                                                                    ===========

(4) Notes and Interest Receivable from Affiliate

  Notes and interest receivable from affiliate are comprised of the following at December 31, 1999:

     Operations funding receivable................................... $  820,721
     Accrued interest on operations funding..........................  1,363,559
                                                                      ----------
       Total notes and interest receivable from affiliate............ $2,184,280
                                                                      ==========

  Pursuant to a service agreement, CBS Cable provides cash management services to the Partnership. The net excess or deficiency of disbursements by CBS Cable on behalf of the Partnership over cash receipts to CBS Cable on behalf of the Partnership will result in a payable to or receivable from CBS Cable for such amount. At December 31, 1999, cash receipts on behalf of the Partnership exceeded CBS Cable disbursements on behalf of the Partnership.

  The operations funding receivable bears interest at prime plus 2%. The interest rate on the operations funding receivable at December 31, 1999 and 1998 was 10.50% and 8.25%, respectively, resulting in the Partnership recording interest income, net of interest expense, of $231,500 for 1999 and interest expense, net of interest income, of $67,730 for 1998.

(5) Investment in Programming Affiliate

  In 1997, the Partnership entered into an operating agreement together with Fox Sports South and Capitol Broadcasting Company to jointly acquire the exclusive cable and broadcast television rights to the Carolina

                            HOME TEAM SPORTS, L.P.

                          December 31, 1999 and 1998

Hurricanes, commencing with the 1997-98 season. In 1998, the operating agreement was converted to a partnership agreement in which HTS maintains a 33.3% ownership interest. In connection with the partnership agreement, HTS is obligated to make certain minimum payments. The remaining minimum aggregate commitment under this agreement as of December 31, 1999 was $1,261,905. During 1999, HTS made an equity contribution of $525,000. Equity in the net loss of this programming affiliate was $659,913 and $495,702, for 1999 and 1998, respectively.

(6) Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses as of December 31, 1999 are comprised of the following:

     Accounts payable................................................ $5,675,980
     Accrued programming costs.......................................  2,196,866
     Other...........................................................    298,644
                                                                      ----------
                                                                      $8,171,490
                                                                      ==========

(7) Commitments and Contingencies

  The Partnership has license agreements for sports rights for the Washington Wizards, Washington Capitals and Baltimore Orioles and various other teams which will be available for broadcast subsequent to December 31, 1999. The minimum aggregate commitment under these license agreements as of December 31, 1999 is $254,253,616.

  Annual required payments are:

      Year ending
     December 31                                                       Amount
     ------------                                                   ------------
      2000........................................................  $ 40,406,804
      2001........................................................    33,895,820
      2002........................................................    35,082,174
      2003........................................................    36,310,051
      2004........................................................    37,580,903
      Thereafter..................................................    70,977,864
                                                                    ------------
                                                                    $254,253,616
                                                                    ============

  The Partnership also currently leases office and production studio space and equipment under noncancelable operating leases expiring in various years through 2002. Certain leases provide for renewal options. Rental payments may be adjusted for cost increases.

  In July 1999, the Partnership entered into an agreement with a subsidiary of CBS to sublease service on a satellite transponder for approximately 14 years. The capitalized lease obligation bears interest at 7.75%. This transaction has been treated as a capital lease obligation in the amount of $4,229,643 and as a noncash investing transaction of $3,870,570 for the year ended December 31, 1999. The difference between the capital lease obligation and the noncash investing transaction of $359,073 represents an advance received from the related party sublessor for which repayment has been included in the capital lease obligation.

                            HOME TEAM SPORTS, L.P.

                          December 31, 1999 and 1998


  Future minimum annual rental commitments under such leases at December 31, 1999 are as follows:

      Year ending                                       Operating    Capital
     December 31                                          leases     leases
     ------------                                       ---------- -----------
      2000............................................  $  909,879 $   553,200
      2001............................................     772,244     630,000
      2002............................................      24,056     645,000
      2003............................................         --      660,000
      2004............................................         --      675,000
      Thereafter......................................         --    5,524,945
                                                        ---------- -----------
                                                        $1,706,179   8,688,145
                                                        ==========
      Less estimated executory costs included in
       capital lease..................................              (1,900,000)
                                                                   -----------
      Net minimal lease payments under capital lease..               6,788,145
      Less amount representing interest...............              (2,585,305)
                                                                   -----------
      Present value of net minimum lease payments
       under capital lease............................             $ 4,202,840
                                                                   ===========

  Operating lease expense was $823,820 and $696,781 in 1999 and 1998, respectively.

  In 1996, the Partnership signed an agreement to license the use of a suite in an arena that is located in Washington, D.C. The license agreement expires in 2002. In 1998, the Partnership signed an agreement to extend the use of a suite at Oriole Park that is located in Baltimore, MD. The license agreement expires in 2000. The minimum aggregate commitments under these license agreements as of December 31, 1999 is $415,500. Rent expense for 1999 and 1998 was $298,938 and $288,800, respectively.

  Annual required payments are:

       Year ending
      December 31                                                        Amount
      ------------                                                      --------
       2000............................................................ $202,700
       2001............................................................  212,800
       2002............................................................      --
                                                                        --------
                                                                        $415,500
                                                                        ========

  Additional disclosures regarding commitments to affiliated companies are included in note 5.

(8) Savings Program and Pension Plan

  Under the service agreement described in note 4, the Partnership employees participate in the Employee Investment Fund 401(k) Savings Program (a defined contribution plan), the CBS Combined Pension Plan (a defined benefit plan) and other postretirement and postemployment medical and welfare plans of CBS.

  Every full-time employee of the Partnership is eligible to participate in the CBS Employee Investment Fund ("EIF") upon the first day of employment. Eligible employees contribute a percentage of their base pay up to the annual Internal Revenue Service ("IRS") limit and are immediately vested in their own contributions. CBS has a performance-based discretionary match and may make contributions matching a portion of employees'

                            HOME TEAM SPORTS, L.P.

                          December 31, 1999 and 1998

before-tax savings up to a maximum of 5% of employee contributions. Eligible employees are fully vested in the current value of any CBS contributions after three years of service. The plan provisions are governed by the plan document.

  The CBS Combined Pension Plan ("Pension Plan") is available to employees hired before March 31, 1999. Plan provisions are governed by the plan document. The Pension Plan includes three formerly separate plans, which were merged into one plan effective December 31, 1997. The participants of the three formerly separate plans continue to be governed by the eligibility rules in the respective plan documents in effect prior to the merger. The employees of the Partnership, if eligible, participate in the Group W Component of the Pension Plan. Effective April 1, 1999, the CBS Cash Balance Plan was created as a component of the Pension Plan to provide "cash balance" benefit formula for certain active participants in the Pension Plan.

  Under a service agreement with CBS Cable, CBS Cable shall be reimbursed for expenses incurred in providing the employee benefit services described above. The costs associated with the Savings Program, the Pension Plan and other postretirement and postemployment medical and welfare plans are recorded as selling, general and administrative expenses in the statements of operations.

  These obligations are being accounted for by the Partnership consistent with multiemployer plans.

(9) Year 2000

  We have not experienced any significant disruptions to our financial or operating activities caused by the failure of our computerized systems resulting from Year 2000 issues. In addressing this matter we had undertaken efforts to identify, modify or replace and then test systems to ensure Year 2000 compliance by December 31, 1999. These costs were funded through our cash flows from operations. All system modification costs were expensed as incurred. The Year 2000 effort also included communications with all significant third party suppliers and customers to determine the extent to which our systems were vulnerable to those parties' failures to reach Year 2000 compliance. There has been no significant loss of revenue, unanticipated costs or service interruptions. The Partnership does not expect any future failure of our third party suppliers or customers to have a material adverse impact on our future business operations or financial results.

(10) Related Party Transactions

 (a) Subscriber Fee Revenue

  The Partnership distributes HTS programming to Fox Sports Direct, a division of ARC. For the years ended December 31, 1999 and 1998, subscriber fee revenue for these affiliates was $7,188,437 and $5,813,114, respectively. Accounts receivable related to these affiliates at December 31, 1999 was $2,893,960.

 (b) Programming

  The Partnership entered into a license agreement with Fox Sport Net ("FSN") for FSN News and other FSN events programming. Total expense associated with the license agreement in 1999 and 1998 was $1,566,340 and $1,431,476, respectively.

                            HOME TEAM SPORTS, L.P.

                          December 31, 1999 and 1998


 (c) Advertising Sales

  In January 1997, the Partnership entered into an agreement with Fox Sports Central Services, LLC ("Fox"), an affiliate of ARC, now known as Fox Sports Net National Ad Sales Holdings, LLC, a subsidiary of Fox Sports Networks, LLC, whereby Fox, and subsequently National Advertising Partners ("NAP"), an affiliate of Fox, would provide national advertising sales representation for a specified number of advertisement spots through December 31, 2006 for HTS, and for the over-the-air telecasts of games of the Washington Wizards and Washington Capitals which the Partnership has the right to broadcast. In exchange, NAP receives a representation fee of 15% of net cash receipts, as defined. For the term of the agreement, Fox has guaranteed certain annual gross billing levels and, to the extent these levels are not realized, Fox will pay the shortfall less the applicable representative and agency commissions to the Partnership. For the years ended December 31, 1999 and 1998, total billings recorded by the Partnership under this agreement were $10,818,804 and $8,781,000, respectively, of which $4,678,651 was included in accounts receivable in the accompanying financial statements.

  The Partnership sells national advertising time and programming time through Group W Sports Marketing ("GWSM"). The Partnership pays GWSM a commission (net of agency commissions) for all time sold on HTS Cable and over-the-air broadcast television. Commissions earned by GWSM were $554,636 and $649,240 in 1999 and 1998, respectively.

 (d) General Allocations

  CBS allocates certain costs incurred on behalf of the Partnership in accordance with a service agreement. Such costs include: vacation liability, payroll processing costs, insurance expense, management information systems, human resources, legal services and accounting services. Allocated costs totaled $780,616 and $662,670 for the years ended December 31, 1999 and 1998, respectively.

                             HOME TEAM SPORTS, L.P.

                              FINANCIAL STATEMENTS

                            As of December 31, 2000
             Together with Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Home Team Sports, L.P.:

We have audited the accompanying balance sheet of Home Team Sports, L.P. (the Partnership) as of December 31, 2000, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Baltimore, Maryland
March 30, 2001

                             HOME TEAM SPORTS, L.P.

                                 BALANCE SHEET

                            As of December 31, 2000

                              ASSETS
                              ------
Current assets:
  Cash............................................................. $       --
  Accounts receivable, net of allowance for doubtful accounts of
   $1,908,935......................................................  21,737,421
  Interest receivable from affiliate...............................   1,523,023
  Prepaid sports rights............................................   1,996,049
  Other current assets.............................................     478,499
                                                                    -----------
    Total current assets...........................................  25,734,992
Property and equipment, net........................................   4,979,961
Notes receivable from affiliate....................................   4,464,067
Investment in programming affiliate................................       9,686
Other long-term assets.............................................      39,763
                                                                    -----------
    Total assets................................................... $35,228,469
                                                                    ===========

                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

Current liabilities:
  Accounts payable and accrued expenses............................ $ 9,437,976
  Deferred revenue.................................................     435,592
  Current portion of capital lease obligation......................     166,325
                                                                    -----------
    Total current liabilities......................................  10,039,893
Capital lease obligation, net of current portion...................   3,956,220
                                                                    -----------
    Total liabilities..............................................  13,996,113

Commitments and contingencies

Partners' capital..................................................  21,232,356
                                                                    -----------
    Total liabilities and partners' capital........................ $35,228,469
                                                                    ===========


         The accompanying notes are an integral part of this statement.

                             HOME TEAM SPORTS, L.P.

                            STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 2000

   Revenues, net (including affiliate amount of $18,969,501)..... $78,239,581
                                                                  -----------
   Costs and expenses:
     Programming (including affiliate amount of $1,646,651)......  55,172,492
     Selling, general and administrative (including affiliate
      amount of $706,088)........................................  10,501,457
     Depreciation and amortization...............................     740,221
                                                                  -----------
       Total costs and expenses..................................  66,414,170
                                                                  -----------
   Income from operations........................................  11,825,411
   Interest expense to affiliate.................................    (322,905)
   Interest income from affiliate................................     159,464
   Equity in loss of programming affiliate.......................    (805,369)
                                                                  -----------
       Net income................................................ $10,856,601
                                                                  ===========




         The accompanying notes are an integral part of this statement.

                             HOME TEAM SPORTS, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                      For the Year Ended December 31, 2000

                                                                   Affiliated
                                                                    Regional
                                                                 Communications,
                                          Total      CBS Cable        Ltd.
                                       -----------  -----------  ---------------
Balance, December 31, 1999............ $16,375,755  $11,094,166    $ 5,281,589
Capital distributions.................  (6,000,000)  (3,942,120)    (2,057,880)
Net income............................  10,856,601    7,133,004      3,723,597
                                       -----------  -----------    -----------
Balance, December 31, 2000............ $21,232,356  $14,285,050    $ 6,947,306
                                       ===========  ===========    ===========



         The accompanying notes are an integral part of this statement.

                             HOME TEAM SPORTS, L.P.

                            STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 2000

   Cash flows from operating activities:
     Net income..................................................  $10,856,601
     Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation and amortization.............................      740,221
       Barter revenue............................................      (28,438)
       Equity in loss of programming affiliate...................      805,369
       Changes in assets and liabilities:
         Increase in accounts receivable, net....................   (4,095,004)
         Increase in interest receivable from affiliate..........     (159,464)
         Decrease in prepaid sports rights.......................    1,456,371
         Decrease in other current assets........................       80,019
         Increase in receivable from affiliate...................   (3,643,346)
         Increase in accounts payable and accrued expenses.......    1,266,486
         Decrease in deferred revenue............................     (386,779)
                                                                   -----------
           Net cash from operating activities....................    6,892,036
                                                                   -----------
   Cash flows used in investing activities:
     Acquisition of property and equipment.......................     (250,990)
     Investment in programming affiliate.........................     (560,751)
                                                                   -----------
           Net cash used in investing activities.................     (811,741)
                                                                   -----------
   Cash flows used in financing activities:
     Reduction of obligations on capital leases..................      (80,295)
     Capital distributions.......................................   (6,000,000)
                                                                   -----------
           Net cash used in financing activities.................   (6,080,295)
           Net change in cash....................................          --
   Cash, beginning of year.......................................          --
                                                                   -----------
   Cash, end of year.............................................  $       --
                                                                   ===========
   Supplemental disclosure:
     Cash paid for interest......................................  $   322,905
                                                                   ===========

         The accompanying notes are an integral part of this statement.

                            HOME TEAM SPORTS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

(1) Organization and partnership agreements

  In 1983, Home Team Sports (HTS), a business unit of CBS Cable (formerly, Group W Satellite Communications, GWS), was formed for the purpose of owning, operating and distributing a regional cable sports network in the Washington, D.C. and Baltimore areas. The format of HTS consists primarily of sports programming for the sports teams in the Washington, D.C. and Baltimore regions, including but not limited to, the Washington Wizards, Washington Capitals and Baltimore Orioles. In 1996, HTS acquired the over-the-air broadcast television rights to the Washington Wizards and Washington Capitals for the 1997-1998 through 2005-2006 seasons, and the Baltimore Orioles for the 1997 through 2000 seasons, whereby HTS distributes certain games to local television stations and sells the related commercial advertising time.

  On December 31, 1990, GWS and Affiliated Regional Communications, Ltd.
(ARC), a Colorado limited partnership, entered into an asset purchase agreement wherein GWS agreed to sell to ARC a 30.303 percent interest in the assets of HTS.

  Concurrent with the execution of the asset purchase agreement, GWS, as General Partner, and ARC, as Limited Partner (collectively referred to as the Partners), entered into a limited partnership agreement. Pursuant to the partnership agreement, Home Team Sports, L.P. (the Partnership) was formed through the transfer of the Partners' respective ownership interest in HTS to the Partnership. Effective December 31, 1994, pursuant to an Assignment and Assumption agreement between GWS and ARC, GWS transferred 3.995 percent of its ownership interest in the Partnership to ARC resulting in new ownership percentages of 65.702 percent and 34.298 percent for GWS and ARC, respectively. Subsequent to year-end, both GWS and ARC sold their interest to Comcast Corporation (see Note 11).

  Net income or loss of the Partnership is allocated to the Partners in accordance with their respective ownership interests. Distributions shall be determined by the General Partner and shall be distributed to the Partners in proportion to their respective ownership interests. The Partnership made distributions of $6,000,000 in 2000.

  Additional agreements entered into in connection with the asset purchase and partnership agreements are discussed in notes 5 and 8.

(2) Summary of significant accounting policies

 (a) Sports rights

  Sports rights acquired under multi-year license agreements are recorded as assets when payments are made and are charged to programming expense on a per game basis. At the inception of these contracts, and periodically thereafter, the Partnership evaluates the recoverability of the costs associated therewith against the revenues associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional expense is provided to currently recognize that loss.

 (b) Property and equipment

  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets (generally

                            HOME TEAM SPORTS, L.P.

                               December 31, 2000

three to fourteen years) or, in the case of leasehold improvements, over the shorter of the term of the lease or the useful life of the leasehold improvements.

 (c) Investment in affiliates

  An affiliated company in which the Partnership does not have a controlling interest, or for which control is expected to be temporary, is accounted for using the equity method.

 (d) Income taxes

  No provision for Federal and state income taxes has been made in the accompanying financial statements as these income taxes are the liability of the Partners.

 (e) Revenue recognition

  Revenue includes income from subscriber fees, the sale of advertising time (commercial spots), barter transactions, the sale of programming time and production fee revenue.

  The Partnership charges cable affiliates a monthly license fee per subscriber for the right to distribute HTS programming. Subscriber fee revenue was $44,927,794 in 2000 and is recognized in the month in which HTS programming is distributed to the cable affiliates.

  The Partnership sells commercial spots to advertisers at rates which vary based upon commercial length, time periods and programs. Total net advertising revenue was $29,196,849 including amounts guaranteed by Fox Sports Central Services, LLC as described in note 10. Revenue is recognized in the period the commercial is aired and is reflected net of advertising agency and media representation firm commissions of $7,766,571 in 2000.

  The Partnership provides production services to certain customers. Production revenues and related expenses are recognized when the services are provided.

  The Partnership provides advertising time to certain customers in exchange for merchandise, services or programming. Barter transactions are recorded at the estimated fair value of the items to be received. Barter revenue is recognized when the commercials are broadcast. Barter expense is recorded as the merchandise, services or media are utilized.

 (f) Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (g) Fair value of financial instruments

  In estimating the fair value of financial instruments, the Partnership has assumed that the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments.

                            HOME TEAM SPORTS, L.P.

                               December 31, 2000

 (h) Impairment of long-lived assets

  Intangible assets and all other long-lived assets are evaluated whenever events and circumstances indicate that the remaining estimated useful life of the assets may warrant revision or the remaining carrying value of such asset may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Partnership uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If identifiable cash flows are not available for the specific asset, the Partnership evaluates recoverability of the specific business to which the asset relates. If such an analysis indicates impairment has in fact occurred, the Partnership writes down the carrying value of the asset to its estimated fair value and recognizes a charge in costs and expenses in the statement of operations. Estimated fair value is generally measured by discounting estimated future cash flows or an active market price for the asset. No impairment charges were recorded during the year ended December 31, 2000.

(3) Accounts receivable

  Accounts receivable consists of the following as of December 31, 2000:

     Advertising................................................. $ 4,201,133
     Subscriber fee..............................................  10,218,834
     Unbilled amounts under agreement with subsidiaries and
      affiliates of ARC .........................................   8,560,596
     Other.......................................................     665,793
                                                                  -----------
                                                                   23,646,356
     Less--allowance for doubtful accounts.......................  (1,908,935)
                                                                  -----------
     Accounts receivable, net.................................... $21,737,421
                                                                  ===========

  Included in subscriber fee receivables is $1,363,154 for which a customer has withheld payment due to a rate dispute. The Partnership believes that this balance is a contractual obligation. However, Comcast Corporation, the owner of the Partnership as of February 14, 2001 (see Note 11), is in the process of acquiring the customer. Both Comcast Corporation and the customer have informed management of the Partnership that they do not intend on paying the obligation. Therefore, the amount has been fully reserved in the accompanying financial statements.

(4) Property and equipment

  Property and equipment consists of the following as of December 31, 2000:

     Leasehold improvements........................................ $   646,090
     Furniture and fixtures........................................     881,077
     Technical and transportation equipment........................   6,241,312
     Leased equipment under capital leases.........................   4,213,500
                                                                    -----------
                                                                     11,981,979
     Less--accumulated depreciation and amortization...............  (7,002,018)
                                                                    -----------
       Property and equipment, net................................. $ 4,979,961
                                                                    ===========

                            HOME TEAM SPORTS, L.P.

                               December 31, 2000


(5) Notes and interest receivable from affiliate

  Pursuant to a service agreement, CBS Cable provided cash management services to the Partnership. The net excess or deficiency of disbursements by CBS Cable on behalf of the Partnership over cash receipts to CBS Cable on behalf of the Partnership will result in a payable to or receivable from CBS Cable for such amount. At December 31, 2000, cash receipts on behalf of the Partnership exceeded CBS Cable cash disbursements on behalf of the Partnership.

  The operations funding receivable bears interest at prime plus 2 percent. The interest rate on the operations funding receivable at December 31, 2000, was 10.5 percent resulting in the Partnership recording interest income of $159,464 for 2000.

(6) Investment in programming affiliate

  In 1997, the Partnership entered into an operating agreement together with Fox Sports South and Capitol Broadcasting Company to jointly acquire the exclusive cable and broadcast television rights for the Carolina Hurricanes National Hockey League team, commencing with the 1997-98 season. In 1998, the operating agreement was converted to a partnership agreement in which HTS maintained a 33.3 percent ownership interest. In 2000, Capitol Broadcasting Company withdrew from the partnership and filed suit against the Partnership, Fox Sports South and HTS related to alleged violations of the partnership agreement, leaving HTS and Fox Sports South each with a 50 percent ownership interest. The Partnership does not believe it is subject to any additional liability as a result of the suit. In connection with the partnership agreement, HTS is obligated to make certain minimum payments to the Partnerships and receive the cable broadcasting rights to 30 Carolina Hurricanes games per year. Through the Partnership agreement, all revenue related to cable broadcasting is earned by the respective partners and all advertising revenue is earned by the Partnership. The remaining minimum aggregate commitment under this agreement as of December 31, 2000 was $1,303,571. During 2000, HTS made an equity contribution of $560,751. Equity in the net loss of this programming affiliate was $805,369 in 2000.

(7) Accounts payable and accrued expenses

  Accounts payable and accrued expenses consists of the following as of December 31, 2000:

     Accounts payable............................................... $5,822,815
     Accrued programming costs......................................  3,243,931
     Other..........................................................    371,230
                                                                     ----------
       Total accounts payable and accrued expenses.................. $9,437,976
                                                                     ==========

                            HOME TEAM SPORTS, L.P.

                               December 31, 2000

(8) Commitments and contingencies

  The Partnership has license agreements for sports rights for the Washington Wizards, Washington Capitals and Baltimore Orioles and various other teams which will be available for broadcast subsequent to December 31, 2000. The minimum aggregate commitment under these license agreements as of December 31, 2000 is $203,914,853.

  Annual required payments are:

      Years ending
     December 31
     -------------
      2001......................................................... $ 32,501,825
      2002.........................................................   34,234,370
      2003.........................................................   35,090,230
      2004.........................................................   35,967,478
      2005.........................................................   36,866,662
      Thereafter...................................................   29,254,288
                                                                    ------------
        Total payments............................................. $203,914,853
                                                                    ============

  The Partnership also currently leases office and production studio space and equipment under noncancellable operating leases expiring in various years through 2003. Certain leases provide for renewal options. Rental payments may be adjusted for cost increases.

  In July 1999, the Partnership entered into an agreement with an affiliate of CBS Cable to sublease service on a satellite transponder for approximately 14 years. The capitalized lease obligation bears interest at 7.75 percent.

  Future minimum annual rental commitments under such leases at December 31, 2000, are as follows:

      Year ended                                         Operating   Capital
     December 31                                          leases     leases
     -----------                                         --------- -----------
      2001.............................................  $796,551  $   630,000
      2002.............................................    46,173      645,000
      2003.............................................     5,570      660,000
      2004.............................................       --       675,000
      2005.............................................       --       690,000
      Thereafter.......................................       --     4,834,945
                                                         --------  -----------
      Total payments...................................  $848,294    8,134,945
                                                         ========
      Less--estimated executory costs included in
       capital lease...................................             (1,750,000)
                                                                   -----------
      Net minimum lease payments under capital lease...              6,384,945
      Less--amount representing interest...............             (2,262,400)
                                                                   -----------
      Present value of net minimum lease payments under
       capital lease...................................            $ 4,122,545
                                                                   ===========

  Operating lease expense was $853,047 in 2000.

  As part of the subsequent sale transaction (see Note 11), the satellite transponder lease is being renegotiated whereby the Partnership will be the primary obligor and the affiliate of CBS Cable will be a sublessee.

                            HOME TEAM SPORTS, L.P.

                               December 31, 2000


  In 1996, the Partnership signed an agreement to license the use of a suite in an arena that is located in Washington, D.C. The license agreement expires in 2002. In 1998, the Partnership signed an agreement to extend the use of a suite at a stadium that is located in Baltimore, MD. The license agreement expired in 2000. The minimum aggregate commitment under these license agreements as of December 31, 2000, is $212,800 for 2001. Rent expense for 2000 was $315,153.

  Additional disclosures regarding commitments to affiliated companies are included in Note 6.

  The Partnership plays copyrighted music during its broadcasts but has not made music license payments to the owners of these copyrights. At December 31, 2000, the Partnership has recorded accruals for the license fees potentially due for the past four years. Management believes that this accrual is adequate to cover any potential settlement with the copyright owners.

  During the 1998-1999 NBA basketball season, a portion of the games were not played. HTS withheld the sports rights fees related to the Washington Wizards associated with those games. The Washington Wizards, the Center Group Limited Partnership, and D.C. Arena L.P. have filed suit and requested that HTS waive its rights to deduct the license fees for those games. Management does not believe that the Partnership will be required to make any payments associated with the dispute and that settlement will not have a material adverse impact on the accompanying financial statements.

(9) Savings program and pension plan

  Under the service agreement described in note 5, the Partnership employees participated in the Employee Investment Fund 401(k) Savings Program (a defined contribution plan), the CBS Combined Pension Plan (a defined benefit plan) and other postretirement and postemployment medical and welfare plans of CBS Cable.

  Every full-time employee of the Partnership was eligible to participate in the CBS Employee Investment Fund (EIF) upon the first day of employment. Eligible employees contributed a percentage of their base pay up to the annual Internal Revenue Service limit and were immediately vested in their own contributions. CBS had a performance-based discretionary match and was able to make contributions matching a portion of employees' before-tax savings up to a maximum of 5 percent of employee contributions. Eligible employees were fully vested in the current value of any employer contributions after three years of service. The plan provisions were governed by the plan document.

  The CBS Combined Pension Plan (Pension Plan) was available to employees hired before March 31, 1999. Plan provisions were governed by the plan document. The Pension Plan included three formerly separate plans, which were merged into one plan effective December 31, 1997. The participants of the three formerly separate plans continued to be governed by the eligibility rules in the respective plan documents in effect prior to the merger. The employees of the Partnership, if eligible, participated in the Group W Component of the Pension Plan. Effective April 1, 1999, the CBS Cash Balance Plan was created as a component of the Pension Plan to provide "cash balance" benefit formula for certain active participants in the Pension Plan.

  Under a service agreement with CBS Cable, CBS Cable was reimbursed for expenses incurred in providing the employee benefit services described above. The costs associated with the Savings Program, the Pension Plan and other postretirement and postemployment medical and welfare plans are recorded as selling, general and administrative expenses in the statements of operations.

  These obligations are being accounted for by the Partnership consistent with multiemployer plans.

                            HOME TEAM SPORTS, L.P.

                               December 31, 2000

  In connection with the subsequent sale transaction (see Note 11), the defined contribution plan, deferred benefit plan and other postretirement and postemployment medical and welfare plans were replaced by plans of the acquirer.

(10) Related party transactions

 (a) Subscriber fee revenue

  The Partnership distributes HTS programming to an affiliate of ARC. For the year ended December 31, 2000, subscriber fee revenue for these affiliates was $8,338,559. Accounts receivable related to these affiliates at December 31, 2000 was $2,238,847.

 (b) Programming

  The Partnership entered into a license agreement with Fox Sports Net (FSN) for FSN News and other FSN events programming. Total expense associated with the license agreement in 2000 was $1,646,651.

 (c) Advertising sales

  In January 1997, the Partnership entered into an agreement with Fox Sports Central Services, LLC ("Fox"), an affiliate of ARC, now known as Fox Sports Net National Ad Sales Holdings, LLC, a subsidiary of Fox Sports Networks, LLC, whereby Fox, and subsequently National Advertising Partners ("NAP"), an affiliate of Fox, would provide national advertising sales representation for a specified number of advertisement spots through December 31, 2006 for HTS, and for the over-the-air telecasts of games of the Washington Wizards and Washington Capitals which the Partnership has the right to broadcast. In exchange, NAP receives a representation fee of 15 percent of net cash receipts, as defined. For the term of the agreement, Fox has guaranteed certain annual gross billing levels and, to the extent these levels are not realized, Fox will pay the shortfall less the applicable representative and agency commissions to the Partnership. For the year ended December 31, 2000, total gross billings recorded by the Partnership under this agreement were $13,410,000 of which approximately $7 million of net revenue was derived directly from NAP and its affiliates.

  The Partnership sells national advertising time and programming time through Group W Sports Marketing (GWSM). The Partnership pays GWSM a commission (net of agency commissions) for all time sold on HTS Cable and over-the-air broadcast television. Commissions earned by GWSM were $622,276 in 2000.

 (d) General allocations

  CBS Cable allocates certain costs incurred on behalf of the Partnership in accordance with a service agreement. Such costs include: payroll processing costs, insurance expense, management information systems, human resources, legal services and accounting services. Allocated costs totaled $706,088 for the year ended December 31, 2000.

(11) Subsequent event

  Effective February 14, 2001, the Partnership was acquired by Comcast Corporation.