Form 10-Q
period 2001-03-31
FOX SPORTS NETWORKS LLC
filed 2001-05-15
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended March 31, 2001.

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 31, 2001 and June 30, 2000
                             (Dollars in thousands)

                                                          March 31,   June 30,
                                                            2001        2000
                                                         ----------- ----------
                                                         (unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $   27,692  $   25,891
  Trade and other receivables, net of allowance for
   doubtful accounts of $9,936 at March 31, 2001 and
   $9,621 at June 30, 2000..............................    193,015     165,010
  Receivables from equity affiliates, net...............     36,746       5,616
  Program rights........................................    199,721     127,667
  Prepaid expenses and other current assets.............     70,015      29,322
                                                         ----------  ----------
    Total current assets................................    527,189     353,506
Property and equipment, net.............................     69,115      58,186
Investments in affiliates...............................    923,028     952,723
Program rights..........................................    159,967     138,262
Excess cost, net........................................    499,995     480,087
Other assets............................................     28,100      43,633
                                                         ----------  ----------
    Total Assets........................................ $2,207,394  $2,026,397
                                                         ==========  ==========
            LIABILITIES AND MEMBERS' EQUITY
            -------------------------------
Current liabilities:
  Accounts payable and accrued expenses................. $  205,499  $  169,390
  Program rights payable................................    106,775      79,688
  Current portion of long-term debt.....................      2,594       2,470
  Accrued interest......................................      6,794      16,988
  Other current liabilities.............................     15,992      11,532
                                                         ----------  ----------
    Total current liabilities...........................    337,654     280,068
Non-current program rights payable......................     98,968     107,310
Long-term debt, net of current portion..................  1,676,257   1,588,914
Minority interest.......................................     24,165      25,412
Commitments and contingencies
Members' equity.........................................     70,350      24,693
                                                         ----------  ----------
    Total Liabilities and Members' Equity............... $2,207,394  $2,026,397
                                                         ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Three Months and the Nine Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)

                                  Three Months Ended      Nine Months Ended
                                      March 31,               March 31,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                ----------- ----------  ----------  ----------
                                (unaudited) (unaudited) (unaudited) (unaudited)
Revenues:
  Programming..................  $133,427    $112,140    $365,772    $309,822
  Advertising..................    61,244      57,635     175,934     165,488
  Direct broadcast.............    44,493      35,936     121,960     102,460
  Other........................    15,533      13,097      51,191      50,482
                                 --------    --------    --------    --------
                                  254,697     218,808     714,857     628,252
                                 --------    --------    --------    --------
Expenses:
  Operating....................   180,571     148,939     479,046     423,083
  General and administrative...    24,020      19,941      66,524      56,022
  Depreciation and
   amortization................    14,586      13,031      42,771      31,536
                                 --------    --------    --------    --------
Operating income...............    35,520      36,897     126,516     117,611
                                 --------    --------    --------    --------
Other (income) expenses:
  Interest, net................    36,173      32,359     108,182      94,625
  Subsidiaries' income tax
   expense.....................       113         326         279       1,699
  Equity loss of affiliates,
   net.........................    13,227      10,252      10,753      13,962
  Gain on sale of affiliate....   (40,805)        --      (40,805)        --
  Other, net...................      (286)         35        (263)         32
  Minority interest............       588       2,157       2,713       4,179
                                 --------    --------    --------    --------
Net income (loss)..............  $ 26,510    $ (8,232)   $ 45,657    $  3,114
                                 ========    ========    ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Nine Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------- ----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
  Net income...........................................  $ 45,657    $  3,114
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
    Depreciation and amortization......................    42,771      31,536
    Interest accretion and amortization of debt
     issuance costs....................................    25,976      30,260
    Loss on disposal of assets.........................        24         --
    Equity loss of affiliates, net.....................    10,753      13,962
    Gain on sale of affiliate..........................   (40,805)        --
    Minority interest..................................     2,713       4,179
  Changes in operating assets and liabilities:
    Trade and other receivables........................   (18,649)     (3,972)
    Program rights.....................................   (90,416)    (46,854)
    Prepaid expenses and other operating assets........   (27,883)    (33,809)
    Accounts payable and accrued expenses..............    27,538     (33,571)
    Program rights payable.............................    18,745      57,348
    Other operating liabilities........................    (5,734)     (7,759)
                                                         --------    --------
      Net cash (used in) provided by operating
       activities......................................    (9,310)     14,434
                                                         --------    --------
Cash flows from investing activities:
  Advances from equity affiliates......................     8,127      15,934
  Advances to equity affiliates........................   (39,257)    (44,372)
  Purchases of property and equipment..................   (21,337)     (9,787)
  Investments in equity affiliates.....................   (22,010)    (28,838)
  Distributions from equity affiliates.................    35,727       7,286
  Proceeds from sale of affiliate......................    31,030         --
  Acquisition of subsidiary............................   (39,873)        --
                                                         --------    --------
      Net cash used in investing activities............   (47,593)    (59,777)
                                                         --------    --------
Cash flows from financing activities:
  Borrowings of long-term debt.........................   555,129     331,231
  Repayment of long-term debt..........................  (492,465)   (333,305)
  Distribution to minority shareholder of subsidiary...    (3,960)     (2,520)
                                                         --------    --------
      Net cash provided by (used in) financing
       activities......................................    58,704      (4,594)
                                                         --------    --------
Net increase (decrease) in cash and cash equivalents...     1,801     (49,937)
Cash and cash equivalents, beginning of period.........    25,891      59,145
                                                         --------    --------
Cash and cash equivalents, end of period...............  $ 27,692    $  9,208
                                                         ========    ========
Supplemental Cash Flow disclosure:
  Cash paid for interest...............................  $ 44,375    $ 44,549

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2001 (unaudited)
                            (Dollars in thousands)

(1) Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Fox Sports Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, primarily consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2001. These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

  The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in th United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                          March 31, 2001 (unaudited)
                            (Dollars in thousands)


(2) Debt

  Debt at March 31, 2001 and June 30, 2000 is summarized as follows:

                                                          March 31,   June 30,
                                                            2001        2000
                                                         ----------- ----------
                                                         (unaudited)
   19/th/ Holdings Corporation.......................... $  815,653  $  749,990
   Senior Notes.........................................    500,000     500,000
   Senior Discount Notes................................    355,404     331,002
   Other................................................      7,794      10,392
                                                         ----------  ----------
                                                          1,678,851   1,591,384
   Less current portion.................................      2,594       2,470
                                                         ----------  ----------
                                                         $1,676,257  $1,588,914
                                                         ==========  ==========

  In July 1999, 19/th/ Holdings Corporation ("19/th/ Holdings"), a wholly-owned subsidiary of Fox acquired the debt outstanding under a bank facility from a group of banks, ("the /19th/ Facility"). Borrowings under the 19/th/ Facility bear interest at a fixed rate determined on an annual basis by 19/th/ Holdings. 19/th/ Holdings has determined that the rate of interest on this debt through June 2001 shall be 8%. In July 2000, the 19/th/ Facility was amended to increase the total amount available to $900,000.

(3)  Summarized Financial Information

  Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                  Three Months Ended      Nine Months Ended
                                      March 31,               March 31,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                ----------- ----------  ----------  ----------
                                (unaudited) (unaudited) (unaudited) (unaudited)
   Revenues....................  $362,348    $365,096   $1,128,137  $1,019,183
   Operating income (loss).....   (33,354)    (14,836)     (14,880)     (1,361)
   Net income (loss)...........   (36,557)    (17,809)     (29,287)     (4,208)

(4) Supplemental Disclosure to Unaudited Condensed Consolidated Statements of Cash Flows

  The consolidation of certain majority-owned subsidiaries previously accounted for using the equity method (see Note 1) is a non-cash investing activity that resulted in increases to various assets and liabilities on the Company's unaudited condensed consolidated balance sheet that are not reflected in the unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2000. Such increases primarily consisted of a $78,072 increase in investments in equity affiliates, a $48,148 decrease in receivables from equity affiliates and a $20,428 increase in minority interest.

  Included in other assets is a non-cash increase of $15,000 related to cable carriage arrangements for the distribution of programming services of the Company, received in conjunction with the sale of Home Team Sports Limited Partnership ("HTS") (see Note 6). This amount is not reflected in the unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2001.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                          March 31, 2001 (unaudited)
                            (Dollars in thousands)


  In February 2001, the Company acquired certain assets and assumed certain liabilities of Midwest Sports Channel ("MSC") (see Note 6). This transaction resulted in increases of $9,356 in Trade and other receivables, net, $3,343 in Program rights, $4,951 in Property and equipment, net, $30,301 in Excess cost, $493 in Other assets, and $8,571 in Accounts payable and accrued expenses. Had the transaction occurred at July 1, 2000 with respect to the nine month period ended March 31, 2001, and July 1, 1999 with respect to the nine month period ended March 31, 2000, the pro forma revenue would have increased by approximately $26,000 and $28,200, respectively, and net income would have increased by $4,300 and $4,200, respectively.

  Debt increased by $44,962 and $36,866 in the nine months ended March 31, 2001 and 2000, respectively, related to accrued interest on the debt outstanding under the 19/th/ Facility.

(5) Reclassifications

  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.

(6) Acquisition and Disposal

  In February 2001, the Company acquired certain assets and assumed certain liabilities of MSC, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin areas, from Viacom Inc. ("Viacom") pursuant to an Assignment and Assumption Agreement (the "Agreement") between the Company, Viacom and Comcast Corporation ("Comcast"). The Agreement assigned Comcast's rights and obligations to purchase MSC from Viacom to the Company. The Company paid a total of $34.9 million of cash to Viacom and Comcast for the acquired net assets of MSC and incurred other costs which were capitalized, the source of which was borrowings under the 19/th/ Facility. The excess of the net purchase price over the net assets acquired of $30.3 million is reflected within Excess cost, net in the unaudited condensed consolidated balance sheet and will be amortized over a useful life of 40 years. Concurrent with this transaction, the Company sold its 34.298% interest in HTS to Comcast for $31.0 million in cash and $15.0 million in cable carriage arrangements related to the distribution of the Company's programming services, which resulted in recording a gain on sale of affiliate of $40.8 million.

  Subsequent to the completion of the MSC transaction, the Company rebranded the RSN as Fox Sports Net. The acquisition has been accounted for as a purchase business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation within twelve months from the date of acquisition.

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

  In July 1999, 19/th/ Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19/th/ Holdings Corporation subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19/th/ Holdings Corporation on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19/th/ Facility"). In July 2000, the Company and 19/th/ Holdings amended the 19/th/ Facility to increase the revolving facility to $500.0 million and the total facility to $900.0 million. The Company currently expects that remaining availability under the 19/th/ Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

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

  In February 2001, the Company acquired certain assets and assumed certain liabilities of Midwest Sports Channel ("MSC"), a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin areas, from Viacom Inc. ("Viacom") pursuant to an agreement between the Company, Viacom and Comcast Corporation ("Comcast"). The agreement assigned Comcast's rights and obligations to purchase MSC from Viacom to the Company. Concurrent with this transaction, the Company sold its 34.298% interest in D.C./Baltimore RSN to Comcast. MSC has been rebranded as Fox Sports Net ("North RSN").

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company, at March 31, 2001 and 2000: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN, Pittsburgh RSN and Detroit RSN. The North RSN was acquired in February 2001 and is consolidated at March 31, 2001.

  As of March 31, 2001 and 2000, the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, RPP, National Sports Partnership and National Advertising Partnership. The D.C./Baltimore RSN was disposed of in February 2001 and was accounted for using the equity method of accounting at March 31, 2000.

  Because the Company reports the results of a significant number of its subsidiary entities on the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

Results of Operations

 Three months ended March 31, 2001 as compared with the three months ended March 31, 2000

  Total revenues for the three months ended March 31, 2001 were $254.7 million, an increase of $35.9 million, or 16%, over the three months ended March 31, 2000. Programming revenue was the largest source of revenue, representing 52% of total revenue, or $133.4 million, for the three months ended March 31, 2001. Advertising and direct broadcast revenue represented 24% and 17%, respectively, of total revenue, or $61.2 million and $44.5 million, respectively, for the three months ended March 31, 2001. For the three months ended March 31, 2000, programming revenue was $112.1 million and advertising and direct broadcast revenue were $57.6 and $35.9 million, respectively, or 51%, 26% and 16%, respectively of total revenues.

  Programming and advertising revenue increased by $21.3 million and $3.6 million, respectively, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. These increases represent a 19% and 6% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs arising from new affiliation agreements, a 2% increase in the number of subscribers at the RSNs, and the continued subscriber growth at FX. FX reached over 60 million households as of March 31, 2001, a 27% increase over March 31, 2000. The increase in advertising revenue of 6% is comprised of a 26% increase in advertising revenue at FX, partially offset by a 6% decrease by the RSNs. At FX, a 27% increase in average audience during the three months ended March 31, 2001, as compared to the same period in the prior year, is primarily due to the significant increase in subscribers. CPMs from advertisers on FX increased in the period, primarily on the strength of the increase in average audience. These factors, along with the successful premiere of FX's third original movie, A Glimpse of Hell, and the debut of National Association of Stock Car Auto Racing ("NASCAR") contributed to the 26% increase in advertising revenue. Advertising revenue at the RSNs for the three months ended March 31, 2001 decreased by 6%, as compared to the same period in the prior year, primarily due to the softness in the advertising market.

  Operating expenses totaled $180.6 million for the three months ended March 31, 2001, representing 71% of total revenues and an increase of $31.6 million, or 21%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the three months ended March 31, 2000 totaled $148.9 million, or 68% of total revenues. The increase in operating expenses in the current year is primarily due to increases in rights fees of the RSNs as a result of an increase in the number of NBA and NHL cable and broadcast events as compared to the prior year and higher average rights fees per event, arising from new cable and broadcast rights agreements. Programming and production expenses also increased at FX primarily in conjunction with the debut season of NASCAR and increased original programming.

  General and administrative expenses totaled $24.0 million for the three months ended March 31, 2001, which represented 9% of total revenues. General and administrative expenses for the three months ended March 31, 2000 totaled $19.9 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to the Company relocating and paying rent for two offices during the relocation, as well as increases in salaries and fringe benefits arising from increases in the number of employees and wage increases before the Company's announced hiring freeze.

  Depreciation and amortization expenses totaled $14.6 million and $13.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees, arising from new affiliation agreements with cable operators, and increased depreciation expense from additional purchases of property and equipment.

  Interest expense for the three months ended March 31, 2001 and 2000 totaled $37.3 million and $32.6 million, respectively. The increase in interest expense is primarily due to additional borrowings under the 19/th/ Facility and increased interest accreted on the Senior Discount Notes.

  Equity loss of affiliates for the three months ended March 31, 2001 and 2000 was $13.2 million and $10.3 million, respectively. The increase over the same period in the prior year is primarily due to inclusion of a shorter period of earnings of the D.C./Baltimore RSN and increased programming expenses at National Sports Partnership, partially offset by improvements at National Advertising Partners.

  The Company recorded a gain of $40.8 million from the sale of the D.C./Baltimore RSN.

 Nine months ended March 31, 2001 as compared with the nine months ended March 31, 2000

  Total revenues for the nine months ended March 31, 2001 were $714.9 million, an increase of $86.6 million, or 14%, over the nine months ended March 31, 2000. Programming revenue was the largest source of revenue, representing 51% of total revenue, or $365.8 million, for the nine months ended March 31, 2001. Advertising and direct broadcast revenue represented 25% and 17%, respectively, of total revenue, or $175.9 million and $122.0 million, respectively, for the nine months ended March 31, 2001. For the nine months ended March 31, 2000, programming revenue was $309.8 million and advertising and direct broadcast revenue were $165.5 million and $102.5 million, respectively, or 49%, 26% and 16%, respectively, of total revenues.

  Programming and advertising revenue increased by $56.0 million and $10.4 million, respectively, in the nine months ended March 31, 2001, as compared to the nine months ended March 31, 2000. These increases represent an 18% and 6% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue is comprised primarily of increases in the average rate per subscriber at the RSNs, increased subscribers at the RSNs and the continued subscriber growth at FX. The increase in advertising revenue of 6% is comprised of a 17% increase in advertising revenue at FX, while advertising revenue at the RSNs decreased 1% as compared to the prior year. At FX, a 24% increase in average audience during the nine months ended March 31, 2001, as compared to the same period in the prior year, is primarily due to the significant increase in subscribers. CPMs from advertisers on FX increased in the period, primarily on the strength of the increase in average audience. These factors, along with the success of FX's first three original movies, Deliberate Intent, The Sight, and A Glimpse of Hell, as well as the debut of NASCAR, contributed to the 17% increase in advertising revenue. The softness in the advertising market, partially offset by an increase in the number of MLB, NBA and NHL events, caused advertising revenue at the RSNs for the nine months ended March 31, 2001 to decrease 1% over the same period in the prior year.

  Operating expenses totaled $479.0 million for the nine months ended March 31, 2001, representing 67% of total revenues and an increase of $56.0 million, or 13%, over the same period in the prior year. These expenses consist primarily of rights fees, programming and production costs. Operating expenses for the nine months ended March 31, 2000 totaled $423.1 million, or 67% of total revenues. The increase in operating expenses in the current year is primarily due to the increase in rights fees of the RSNs as a result of an increase in the number of MLB, NBA and NHL events and higher average rights fees per event, arising from new cable and broadcast rights agreements. Programming expenses also increased at FX primarily in conjunction with increased original programming and NASCAR.

  General and administrative expenses totaled $66.5 million for the nine months ended March 31, 2001, which represented 9% of total revenues. General and administrative expenses for the nine months ended March 31, 2000 totaled $56.0 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to increases in salaries and fringe benefits arising from increases in the number of employees and wage increases before the Company's announced hiring freeze as well as incurring rent for two offices during relocation.

  Depreciation and amortization expenses totaled $42.8 million and $31.5 million for the nine months ended March 31, 2001 and 2000, respectively. The increase between the periods is primarily due to increased amortization of cable carriage fees, arising from new affiliation agreements with cable operators, and increased depreciation expense from additional purchases of property and equipment.

  Interest expense for the nine months ended March 31, 2001 and 2000 totaled $110.2 million and $95.5 million, respectively. The increase in interest expense is primarily due to additional borrowings under the 19/th/ Facility and increased interest accreted on the Senior Discount Notes.

  Equity loss of affiliates for the nine months ended March 31, 2001 was $10.8 million, compared to $14.0 million for the nine months ended March 31, 2000. This improvement over the same period in the prior year is primarily due to improvements in the operations of RPP, the National Advertising Partnership, and Bay Area RSN, partially offset by increased losses at the National Sports Partnership.

  The Company recorded a gain of $40.8 million from the sale of the D.C./Baltimore RSN.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming,
(iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

  Net cash flows used in operating activities for the nine months ended March 31, 2001 were $9.3 million, an increase of $23.7 million over the nine months ended March 31, 2000. The increase was primarily attributed to contractual rights prepayments on certain long-term rights deals.

  Net cash flows used in investing activities for the nine months ended March 31, 2001 were $47.6 million, a decrease of $12.2 million over the nine months ended March 31, 2000. The decrease in cash used in investing activities was primarily due to higher distributions from certain equity affiliates. In the nine months ended March 31, 2001, the Company sold its interest in the D.C./Baltimore RSN, and acquired certain assets and assumed certain liabilities of Midwest Sports Channel.

  Net cash flows provided by financing activities for the nine months ended March 31, 2001 were $58.7 million, an increase of $63.3 million over the nine months ended March 31, 2000. The increase in cash provided by financing activities was primarily due to an increase in borrowings which were required to fund operations and the Company's acquisition of MSC.

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

  The Company has a credit facility with 19/th/ Holdings Corporation, a wholly-owned subsidiary of Fox. Borrowings under the 19/th/ Facility bear interest at a fixed rate determined on an annual basis by 19/th/ Holdings. 19/th/ Holdings has determined that the rate of interest on this debt through June 2001 shall be 8%. During the nine months ended March 31, 2001, the Company incurred net borrowings of $65.6 million bringing the total amount borrowed under the 19/th/ Facility to $815.7 million as of March 31, 2001. The total unused commitment pursuant to the 19/th/ Facility was $84.3 million as of March 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

  As of March 31, 2001, there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Item 2. Changes in Securities and Use of Proceeds

  Not Applicable.

Item 3. Defaults Upon Senior Securities

  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  None.

  (b) Reports on Form 8-K

  The Company filed a Form 8-K with the Securities and Exchange Commission related to the disposition of Home Team Sports Limited Partnership and the acquisition of certain assets and liabilities of Midwest Sports Channel on March 1, 2001. The Form 8-K includes the unaudited pro forma consolidated statements of operations for the year ended June 30, 2000 and for the six month period ended December 31, 2000.

  The Company filed a Form 8-K/A with the Securities and Exchange Commission related to the acquisition of certain assets and liabilities of Midwest Sports Channel on April 27, 2001. The Form 8-K/A includes the audited financial statements of Midwest Sports Channel for the years ended December 31, 2000, 1999, and 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOX SPORTS NETWORKS, LLC
Dated: May 15, 2001
                                          By:    /s/ Andrew J. Mandell
                                            ___________________________________
                                                    Andrew J. Mandell
                                                Executive Vice President,
                                                 Chief Financial Officer
                                              (Principal Financial Officer
                                            and Principal Accounting Officer)