Form 10-K405
period 2001-06-30
FOX SPORTS NETWORKS LLC
filed 2001-09-28
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended June 30, 2001.

                                      or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for transition period from       to        .

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

  Number of shares of common stock outstanding as of the close of the period covered by this report: None

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors discussed herein and in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the audited consolidated financial statements of the Company and related notes set forth elsewhere herein.

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

  The Company is an indirect wholly-owned subsidiary of Fox Entertainment Group, Inc. ("Fox" or "FEG"), a majority-owned subsidiary of The News Corporation Limited ("News Corporation"). The Company was formed in April 1996 as a 50%/50% joint venture between Fox and Liberty Media Corporation ("Liberty"). In July 1999, News Corporation acquired from Liberty substantially all of Liberty's 50% interest in the Company and its businesses. News Corporation transferred the acquired interests to Fox in exchange for common stock of Fox.

  In December 1997, the Company consummated a transaction (the "Rainbow Transaction") with Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"), pursuant to which (i) the Company acquired a 40% interest in Regional Programming Partners ("RPP") which was formed to hold interests in Rainbow's then existing RSNs, Madison Square Garden, LP ("MSG") (which, in addition to owning two RSNs, owns the Madison Square Garden entertainment complex, Radio City Productions LLC, the New York Rangers, a professional hockey team, the New York Knicks, a professional basketball team and Metro Channel LLC), (ii) the Company and Rainbow formed National Sports Partners (the "National Sports Partnership") as a 50%/50% partnership to operate FSN and (iii) the Company and Rainbow formed National Advertising Partners (the "National Advertising Partnership") as a 50%/50% partnership to act as a national advertising sales representative for FSN and the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company.

  The Company's interests in the sports programming business are derived through its 99.5% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC ("Fox Sports RPP") and its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The remainder of the interests in these entities are held by affiliates of Fox.

Overview

  The Company currently owns and operates 13 RSNs (the "O&O RSNs") and currently has direct or indirect equity interests ranging from 20% to 70% in an additional seven RSNs (together with the O&O RSNs, the "Company's RSNs"). The Company's RSNs are complemented by FSN, which provides national programming for distribution by RSNs. The O&O RSNs have rights to telecast live games of 41 professional sports teams in the National Basketball Association (the "NBA"), the National Hockey League (the "NHL"), Major League Baseball ("MLB") and numerous collegiate sports teams. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high primetime ratings and attractive subscriber fees from cable operators.

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during primetime. FSN's model is designed to increase the number of viewers before and after, as well as during, local sports events. The Company's programming offers national advertisers the opportunity to purchase national and local advertising from one source in each of the top designated market areas ("DMAs") in the United States. The Company believes that sports programming is extremely attractive to both national and local advertisers due to the high ratings such programming generally achieves in the key male 18-49 demographic.

  The Company currently owns interests in, or is affiliated with, 23 RSNs. These RSNs and the Company have rights to telecast live games of 72 professional sports teams in the NBA, NHL and MLB (out of a total of 80 such teams in the United States) and numerous collegiate sports teams to approximately 73 million households (out of a total of approximately 82 million households receiving basic cable or direct to home ("DTH") satellite service).

  The Company also owns and operates FX, a general entertainment network currently reaching approximately 71 million cable and DTH households. The Company also owns interests in various other entertainment and programming related businesses which it believes are complementary to its principal businesses.

Regional Sports Networks

  The following table lists the O&O RSNs, the Company's ownership interests in such RSNs, such RSNs' primary DMAs, the approximate number of subscribers for each of the O&O RSNs (as of June 30, 2001), and the professional sports teams with which each O&O RSN has sports programming rights agreements.

                      Ownership                       Subscribers
        RSN          Interest(1)         DMA         (in millions)         Team (League)
        ---          -----------         ---         -------------         -------------
  Fox Sports Net         100%          Dallas/            5.3      Dallas Mavericks (NBA)
     Southwest                       Ft. Worth;                    Dallas Stars (NHL)
                                      Houston;                     Houston Astros (MLB)
                                     San Antonio                   Houston Rockets (NBA)
                                                                   San Antonio Spurs (NBA)
                                                                   Texas Rangers (MLB)

-------------------------------------------------------------------------------
  Fox Sports Net         100%       Los Angeles;          4.5      Los Angeles Lakers (NBA)
       West                          San Diego;                    Anaheim Angels (MLB)
                                      Las Vegas                    Los Angeles Kings (NHL)

-------------------------------------------------------------------------------
  Fox Sports Net         100%        Los Angeles          3.1      Los Angeles Clippers (NBA)
       West2                                                       Mighty Ducks of Anaheim (NHL)
                                                                   Los Angeles Dodgers (MLB)

-------------------------------------------------------------------------------
  Fox Sports Net         100%        Pittsburgh           2.1      Pittsburgh Pirates (MLB)
    Pittsburgh                                                     Pittsburgh Penguins (NHL)

-------------------------------------------------------------------------------
  Fox Sports Net         100%          Denver;            1.0      Denver Nuggets (NBA)
  Rocky Mountain                     Kansas City                   Colorado Avalanche (NHL)
                                                                   Colorado Rockies (MLB)

-------------------------------------------------------------------------------
  Fox Sports Net         100%      Seattle/Tacoma;        2.2      Seattle Mariners (MLB)
     Northwest                        Portland

-------------------------------------------------------------------------------
Fox Sports Net Utah      100%      Salt Lake City         0.6      Utah Jazz (NBA)

-------------------------------------------------------------------------------
  Fox Sports Net         100%        St. Louis;           3.2      St. Louis Cardinals (MLB)
      Midwest                       Indianapolis;                  St. Louis Blues (NHL)
                                     Kansas City                   Indiana Pacers (NBA)
                                                                   Kansas City Royals (MLB)

-------------------------------------------------------------------------------
  Fox Sports Net         100%      Phoenix/Tucson         1.2      Arizona Diamondbacks (MLB)
      Arizona                                                      Phoenix Coyotes (NHL)

-------------------------------------------------------------------------------
  Fox Sports Net         100%          Detroit            2.4      Detroit Red Wings (NHL)
      Detroit                                                      Detroit Pistons (NBA)
                                                                   Detroit Tigers (MLB)

-------------------------------------------------------------------------------
  Fox Sports Net         100%       Minneapolis;          2.3      Minnesota Wild (NHL)
       North                          Milwaukee                    Minnesota Twins (MLB)
                                                                   Milwaukee Brewers (MLB)
                                                                   Milwaukee Bucks (NBA)
                                                                   Minnesota Timberwolves (NBA)

-------------------------------------------------------------------------------
  Fox Sports Net          88%    Atlanta; Charlotte;      6.8      Atlanta Braves (MLB)
       South                       Raleigh/Durham;                 Atlanta Hawks (NBA)
                                      Nashville                    Charlotte Hornets (NBA)
                                                                   Carolina Hurricanes (NHL)
                                                                   Nashville Predators (NHL)

-------------------------------------------------------------------------------
     Sunshine           60.1%          Tampa/             3.9      Tampa Bay Lightning (NHL)
      Network                      St. Petersburg/                 Miami Heat (NBA)
                                  Sarasota; Miami/                 Orlando Magic (NBA)
                                   Ft. Lauderdale;
                                       Orlando

-------------------------------------------------------------------------------
(1) All ownership interests are indirect. The Company consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of certain individual entities in the chain of entities holding interests in RSNs and FX include interests held directly by affiliates of Fox and, in certain instances, Liberty. See "Business--Certain
    Arrangements Regarding Ownership Interests."

  In addition, a contract with MLB allows the Company to nationally telecast 26 MLB games per year through the 2007 season on each of FX and Fox Family Channel, a programming service of Fox Family Worldwide, a joint venture 49.5% owned by FEG. In connection with the consummation of a pending sale of Fox Family Worldwide to The Walt Disney Company ("Disney"), the Company's rights and obligations under this agreement will be assigned to Disney commencing with the 2002 season. Such assignment is subject to the approval of MLB.

  The following table lists the non-managed RSNs in which the Company owns equity interests, the Company's ownership interests in such RSNs, the primary DMAs in which such RSNs operate, the approximate number of subscribers of such RSNs (as of June 30, 2001), and the professional sports teams with which each RSN has sports programming rights agreements.

                 Ownership                            Subscribers
     RSN        Interest(1)           DMA            (in millions)        Team (League)
     ---        -----------           ---            -------------        -------------
Fox Sports Net       70%            Chicago               3.5      Chicago Bulls (NBA)
   Chicago                                                         Chicago Blackhawks (NHL)
                                                                   Chicago White Sox (MLB)
                                                                   Chicago Cubs (MLB)
----------------------------------------------------------------------------------------------
Fox Sports Net       70%         San Francisco/           3.2      San Francisco Giants (MLB)
   Bay Area                    Oakland/San Jose;                   Oakland A's (MLB)
                                  Sacramento/                      Golden State Warriors (NBA)
                                Stockton/Modesto                   San Jose Sharks (NHL)
                                                                   Sacramento Kings (NBA)
----------------------------------------------------------------------------------------------
Fox Sports Net       20%            Boston;               3.6      Boston Celtics (NBA)
 New England                      Providence;
                                    Hartford
----------------------------------------------------------------------------------------------
Fox Sports Net       40%             Tampa/               3.2      Florida Marlins (MLB)
   Florida                  St. Petersburg/Sarasota;               Florida Panthers (NHL)
                                     Miami/                        Tampa Bay Devil Rays (MLB)
                                Ft. Lauderdale;
                                Orlando/Daytona/
                                   Melbourne
----------------------------------------------------------------------------------------------
Fox Sports Net       40%           Cleveland;             4.3      Cleveland Indians (MLB)
     Ohio                          Columbus;                       Cleveland Cavaliers (NBA)
                                   Cincinnati                      Columbus Blue Jackets (NHL)
                                                                   Cincinnati Reds (MLB)
----------------------------------------------------------------------------------------------
Fox Sports Net       40%         New York City            4.8      New York Mets (MLB)
   New York                                                        New Jersey Nets (NBA)
                                                                   New York Islanders (NHL)
                                                                   New Jersey Devils (NHL)
----------------------------------------------------------------------------------------------
 MSG Network         40%         New York City            6.7      New York Yankees (MLB)
                                                                   New York Knicks (NBA)
                                                                   New York Rangers (NHL)
----------------------------------------------------------------------------------------------

(1) All ownership interests are indirect. The Company consists of numerous limited liability companies, general and limited partnerships and corporations. For a variety of tax and corporate reasons, the equity ownership of certain individual entities in the chain of entities holding interests in RSNs include interests held by affiliates of Fox and, in certain instances, Liberty. See "Business--Certain Arrangements Regarding Ownership Interests."

  The following table lists third-party-owned RSNs currently affiliated with FSN, the primary DMAs in which such RSNs operate and the professional sports teams currently associated with such RSNs.

            RSN                             DMA                        Team (League)
            ---                             ---                        -------------
          Comcast                      Philadelphia           Philadelphia Phillies (MLB)
         Sports Net                                           Philadelphia 76ers (NBA)
                                                              Philadelphia Flyers (NHL)
-----------------------------------------------------------------------------------------
          Comcast                     Washington DC;          Washington Capitals (NHL)
         Sports Net                      Baltimore            Washington Wizards (NBA)
                                                              Baltimore Orioles (MLB)
                                                              Carolina Hurricanes (NHL)
-----------------------------------------------------------------------------------------
           Empire                         Buffalo             Buffalo Sabres (NHL)
-----------------------------------------------------------------------------------------

 Owned and Operated RSNs

    Southwest. Launched in 1983, the Southwest RSN's coverage area includes Texas, Oklahoma, Arkansas, Louisiana and parts of New Mexico. As of June 30, 2001, there were approximately 5.3 million subscribers. The Southwest RSN currently has professional rights agreements with the Dallas Mavericks
  (NBA), the Houston Astros (MLB), the Dallas Stars (NHL), the San Antonio Spurs (NBA), the Houston Rockets (NBA) and the Texas Rangers (MLB) and collegiate contracts covering the Big 12.

    West. Launched in 1985, the West RSN's coverage area includes southern California, Nevada and Hawaii. As of June 30, 2001, there were approximately 4.5 million subscribers. The West RSN currently has professional rights agreements with the Los Angeles Lakers (NBA), the Los Angeles Kings (NHL) and the Anaheim Angels (MLB) as well as collegiate contracts covering the University of Southern California and the University of California, Los Angeles.

    West2. Launched in 1997, the West2 RSN is a second channel in the southern California region. As of June 30, 2001, there were approximately
  3.1 million subscribers. The West2 RSN currently has professional rights agreements with the Los Angeles Dodgers (MLB), the Mighty Ducks of Anaheim
  (NHL) and the Los Angeles Clippers (NBA).

    Pittsburgh. Launched in 1986, the Pittsburgh RSN's coverage area includes Pennsylvania, eastern Ohio, West Virginia and parts of New York and Maryland. As of June 30, 2001, there were approximately 2.1 million subscribers. The Pittsburgh RSN currently has professional rights agreements with the Pittsburgh Pirates (MLB) and the Pittsburgh Penguins
  (NHL) and collegiate sublicenses for games of the University of Pittsburgh and The Pennsylvania State University.

    Rocky Mountain. Launched in 1988, the Rocky Mountain RSN's coverage area includes Colorado, Kansas, Missouri, Nebraska, New Mexico, South Dakota and Wyoming. As of June 30, 2001, there were approximately 1.0 million subscribers. The Rocky Mountain RSN currently has professional rights agreements with the Denver Nuggets (NBA), the Colorado Avalanche (NHL), and the Colorado Rockies (MLB) and collegiate contracts covering the Big 12 and Western Athletic Conferences.

    Northwest. Launched in 1988, the Northwest RSN's coverage area includes Washington, Oregon, Idaho, Alaska and western Montana. As of June 30, 2001, there were approximately 2.2 million subscribers. The Northwest RSN currently has professional rights agreements with the Seattle Mariners
  (MLB) and collegiate contracts covering the University of Washington, Washington State University, the University of Oregon, Oregon State University and the Big Sky Conference.

    Utah. Launched in 1989, the Utah RSN's coverage area includes Utah, southern Idaho, Montana, Nevada and western Wyoming. As of June 30, 2001, there were approximately 0.6 million subscribers. The

  Utah RSN currently has a professional rights agreement with the only professional sports team in the region, the Utah Jazz (NBA), and collegiate contracts covering the Western Athletic and Big Sky Conferences.

    Midwest. Launched in 1989, the Midwest RSN's coverage area includes Missouri, Indiana, Kentucky, Ohio, eastern Wisconsin and southern Illinois. As of June 30, 2001, there were approximately 3.2 million subscribers. The Midwest RSN currently has professional rights agreements with the St. Louis Cardinals (MLB), the Indiana Pacers (NBA), the St. Louis Blues (NHL) and the Kansas City Royals (MLB) and collegiate contracts covering the Big 12 Conference.

    Arizona. Launched in 1996, the Arizona RSN's coverage area includes Arizona and parts of Nevada. As of June 30, 2001, there were approximately
  1.2 million subscribers. The Arizona RSN has professional rights agreements with the Phoenix Coyotes (NHL) and the Arizona Diamondbacks (MLB) and collegiate contracts covering the University of Arizona and Arizona State University.

    Detroit. Launched in September 1997, the Detroit RSN's coverage area includes Michigan and northern Ohio. As of June 30, 2001, there were approximately 2.4 million subscribers. The Detroit RSN has professional rights agreements with the Detroit Red Wings (NHL), the Detroit Pistons
  (NBA) and the Detroit Tigers (MLB) and collegiate contracts covering teams from the Big 10 Conference.

    North. Launched in 1989 and acquired by the Company and rebranded in 2001, the North RSN's coverage area includes Minnesota and Wisconsin. As of June 30, 2001, there were approximately 2.3 million subscribers. The North RSN currently has professional rights agreements with the Minnesota Twins
  (MLB), the Milwaukee Brewers (MLB), the Milwaukee Bucks (NBA), the Minnesota Timberwolves (NBA), and the Minnesota Wild (NHL) and collegiate contracts covering the University of Wisconsin and the University of Minnesota.

    South. The Company owns 88% of the South RSN and the remaining 12% of the South RSN is owned by E.W. Scripps Company. Launched in 1990, the South RSN's coverage area includes Georgia, Alabama, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee. As of June 30, 2001, there were approximately 6.8 million subscribers. The South RSN currently has professional rights agreements with the Atlanta Braves (MLB), the Atlanta Hawks (NBA), the Charlotte Hornets (NBA), the Nashville Predators (NHL) and the Carolina Hurricanes (NHL) and collegiate contracts covering the South East and Atlantic Coast Conferences. See "Business--Certain Arrangements Regarding Ownership Interests."

    Sunshine. The Company currently owns 60.1% of the Sunshine RSN and the remaining 39.9% of the Sunshine RSN is owned by affiliates of the Company and various Multiple System Operators ("MSOs") operating in the region, including Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Adelphia Communications Corp. ("Adelphia"). In August 2001, the Company, together with certain of its affiliates and Comcast, acquired AT&T's 14.616% interest in the Sunshine RSN. Launched in 1988, the Sunshine RSN coverage area includes most of Florida. As of June 30, 2001, there were approximately 3.9 million subscribers. The Sunshine RSN currently has professional rights agreements with the Orlando Magic (NBA), the Miami Heat
  (NBA) and the Tampa Bay Lightning (NHL) and collegiate contracts covering the University of Florida, Florida State University and the University of Miami. See "Business--Certain Arrangements Regarding Ownership Interests."

 Non-Managed RSNs

  The Company owns equity interests in, but does not manage, the following
RSNs:

    Chicago. The Company directly owns 50% of the Chicago RSN and owns an additional 20% of the Chicago RSN indirectly through RPP. A subsidiary of RPP currently owns 50% of the Chicago RSN and is the managing partner. Launched in 1986 and affiliated with FSN since January 1998, the Chicago RSN's coverage area includes Illinois, Iowa, Indiana and Wisconsin. As of June 30, 2001, there were approximately 3.5 million subscribers. Professional teams in this region include the Chicago Bulls (NBA), the Chicago Blackhawks (NHL), the Chicago White Sox (MLB), and the Chicago Cubs
  (MLB). Collegiate contracts cover DePaul University as well as the Big 10 Conference.

    Bay Area. The Company directly owns 50% of the Bay Area RSN and owns an additional 20% of the Bay Area RSN through RPP. A subsidiary of RPP currently owns 50% of the Bay Area RSN and is the managing partner. Launched in 1990 and affiliated with FSN since January 1998, the Bay Area RSN's coverage area includes northern California, southern Oregon, Hawaii and northern Nevada. As of June 30, 2001, there were approximately 3.2 million subscribers. Professional teams include the San Francisco Giants
  (MLB), the Oakland A's (MLB), the Golden State Warriors (NBA), the Sacramento Kings (NBA) and the San Jose Sharks (NHL), while collegiate contracts cover Stanford University and the University of California, Berkeley.

  Through its 40% ownership interest in RPP, the Company holds indirect ownership interests, in the following RSNs:

    New England. RPP manages and owns 50% of the New England RSN. Launched in 1984 and affiliated with FSN since January 2001, the New England RSN's coverage area includes Massachusetts, Rhode Island, Vermont, New Hampshire, Maine and parts of Connecticut. As of June 30, 2001, there were approximately 3.6 million subscribers. The professional team is the Boston Celtics (NBA).

    Florida. RPP manages and owns 100% of the Florida RSN. In January 2000, RPP increased its ownership interest in the Florida RSN to 100% by purchasing Front Row Communications, Inc.'s 70% ownership interest. Launched in 1993 and affiliated with FSN since March 2000, the Florida RSN's coverage area includes the State of Florida. As of June 30, 2001, there were approximately 3.2 million subscribers. Professional teams include the Florida Marlins (MLB), the Florida Panthers (NHL) and the Tampa Bay Devil Rays (MLB).

    Ohio. RPP manages and owns 100% of the Ohio RSN. Launched in 1989 and affiliated with FSN since January 1998, the Ohio RSN's coverage area includes Ohio, western Pennsylvania, northwest New York, West Virginia, Kentucky and Indiana. As of June 30, 2001, there were approximately 4.3 million subscribers. Professional teams include the Cleveland Indians
  (MLB), the Cleveland Cavaliers (NBA), the Cincinnati Reds (MLB) and the Columbus Blue Jackets (NHL).

    New York. RPP owns and operates two RSNs in the New York region: The Madison Square Garden Network ("MSG") and Fox Sports Net New York. RPP manages and owns 100% of each of MSG and Fox Sports Net New York.

    Acquired in 1994 as Madison Square Garden Network, MSG's coverage area includes New York and parts of New Jersey and Connecticut. As of June 30, 2001, there were approximately 6.7 million subscribers in the region. Professional teams include the New York Knicks (NBA), the New York Rangers
  (NHL) and the New York Yankees (MLB).

    Launched in 1982 and an affiliate of FSN since January 1998, Fox Sports Net New York's coverage area includes New York and parts of New Jersey and Connecticut. As of June 30, 2001, there were approximately 4.8 million subscribers in the region. Professional teams include the New Jersey Nets
  (NBA), the New York Islanders (NHL), the New Jersey Devils (NHL) and the New York Mets (MLB).

    Through its ownership of MSG, LP, RPP has a 100% ownership interest in the New York Knicks (NBA), the New York Rangers (NHL), the Madison Square Garden entertainment complex and Radio City Productions LLC ("RCP"). RPP also has a 100% ownership interest in Metro Channel LLC, a company established by Rainbow to own and operate the Metro Channels. The Metro Channels are intended to provide programming of particular interest to the regions in which they operate, such as local news, business, entertainment and sports.

 Rights Agreements

  The right to telecast professional sports events is obtained through rights agreements between an RSN and an individual professional sports team. Rights agreements are generally for a specified number of games per season for a specified number of years and for a specified market area as determined by the respective leagues. The acquisition of programming rights pursuant to a rights agreement allows an RSN to telecast those games which are subject to the agreement on an exclusive basis. The average term of rights agreements currently in place (from commencement to scheduled termination) entered into by the O&O RSNs exceeds eight years and the average remaining term of these agreements (to scheduled termination) exceeds six years. Certain of the rights agreements contain provisions for early termination or renegotiation of the terms therein prior to their scheduled termination. In addition, the O&O RSNs' rights agreements generally contain certain rights with respect to a subsequent term such as rights of first refusal, rights of first negotiation or rights to match offers made by third parties. The Company's objective is to renew O&O RSN rights contracts on favorable terms. However, the renewal costs could substantially exceed the original contract cost, the O&O RSNs could be outbid for such rights contracts or rights holders could elect to retain the rights for their own use. The loss of rights could impact the extent of the Company's regional sports coverage, which could adversely affect the Company's ability to sell local and national advertising time and, in some cases, to maintain affiliate fees. See "Business-- Competition," "Business--Advertising" and "Business--Affiliated Cable Systems and Subscribers."

  The rights agreements of the Company and its O&O RSNs is diversified, with a total of 41 professional rights contracts. These contracts include rights to 14 MLB teams, 15 NBA teams and 12 NHL teams. The O&O RSNs, through their affiliation with FSN, also have rights to two of the country's top collegiate football conferences, the PAC-10 and the Big 12 and two of the country's top collegiate basketball conferences, the PAC-10 and the Atlantic Coast Conference.

 Fox Sports Direct

  Fox Sports Direct packages and distributes via satellite the programming of various RSNs. In addition to providing sports programming produced by the O&O RSNs, Fox Sports Direct also distributes sports programming produced by certain third-party-owned RSNs pursuant to agreements with such RSNs. Fox Sports Direct's sports programming is currently distributed to approximately
8.1 million DTH households. Fox Sports Direct packages the programming of various RSNs for distribution to the Ku-Band marketplace by DirecTV, Inc. ("DirecTV") and EchoStar Communications Corporation's Dish network ("Dish Network").

 Fox Sports Net

  FSN has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming, consistent across all regions. Unlike the typical "broadcast network affiliate" model, the Company's programming is anchored by highly rated local programming during prime time. The primary function of FSN is to complement local sports programming with a synchronized schedule of national programming, the cornerstone of which is the National Sports Report. The National Sports Report provides detailed coverage of sports news nationwide and airs at 10:30 pm in each time zone. FSN also provides other sports programming events, National Collegiate Athletic Association ("NCAA") college football and basketball, boxing, Professional Golfers' Association of America ("PGA") golf and other sporting events, as well as original sports-related programming such as The Last Word, Totally NASCAR, You Gotta See This! and Beyond the Glory.

  FSN has entered into program license agreements with RSNs across the country including the Company's RSNs and third-party-owned RSNs. These agreements allow the RSNs to carry certain programming of FSN in exchange for a per subscriber fee. The program license agreements also permit FSN to market and sell advertising time during the national portions of the RSN's programming schedule. Pursuant to separate advertising representation agreements, the National Advertising Partnership is permitted to sell advertising time for the RSNs during portions of the RSN's regional sports programming.

 Affiliated Cable Systems and Subscribers

  During the year ended June 30, 2001, the O&O RSNs generated approximately 64% of their revenues, excluding DTH revenues, from subscriber fees paid by affiliated cable systems. As of June 30, 2001, the O&O RSNs transmitted programming to approximately 6,900 local affiliated cable systems in 35 states.

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

 Advertising

  FSN and the Company's RSNs derive significant revenues from selling a fixed supply of advertising inventory, comprised of advertising time slots ("units") shown during the Company's national and regional programming. The inventory is divided among national network, national spot and local advertising. Regional professional sports events such as basketball, hockey and baseball, as well as other local sports programming, currently carry both national spot and local advertising. Network programming such as the National Sports Report, Totally NASCAR and PGA golf includes national network, national spot and local advertising.

  In July 2000, the O&O RSNs' local advertising sales force combined with the advertising sales force of FEG's Fox Television Stations Group ("FTS"). On behalf of the O&O RSNs, and under the direction of the FTS local owned and operated television stations, this combined advertising sales force sells all of the local and national spot advertising inventory within the Company's regional and national programming shown on the RSNs. The Company believes that using the combined FTS advertising sales force enhances the value of its advertising inventory. The National Advertising Partnership continues to sell the national network advertising inventory.

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

  The Company's advertising revenues are derived primarily from sales of advertising units, and to a lesser extent, from 30 to 60 minute program advertising, also known as infomercials. Advertisers on FSN include nationally known companies in the entertainment, beverage, packaged goods, fast food, communications, automotive, retail, insurance, banking and travel industries.

 Production and Distribution

  Distribution of live sporting events is accomplished by a combination of satellite and fiber optic transmissions. A production crew in a mobile remote facility is stationed at the venue to produce and direct the event. The various camera shots, pre-produced tape elements and graphics packages are integrated by the mobile remote facility and then formatted to be delivered to a technical operations center ("Master Control"). The telecast is delivered to the Master Control via remote satellite uplink, direct fiber transmission, or a microwave network depending upon the location of the event.

  After receiving the remote feed, the Master Control "traffics" the event, inserting, via a digital file server, commercial inventory and on-air promotion spots in formatted positions. The signal of the RSN, including such event, is then uplinked from the Master Control to a digitally compressed satellite transponder, where the local cable system operator, or MSO, can downlink the signal. After accessing the RSN signal from the transponder, the cable system operator delivers the signal to the cable subscriber via hard-wired coaxial cable, or in some cases, fiber optic cable. In the case of DTH distribution, DirecTV and Dish Network downlink the RSN's signal and re-uplink to their satellites, where their subscribers downlink the signal to Ku-band dishes at their homes or establishments.

  FSN distributes 24 hours of national programming each day, which is made available for all affiliated RSNs. Each RSN has the opportunity to receive and deliver the national programming when no regional professional sports event or locally-produced programming is available. This national service is treated like a separate RSN with its own Master Control and technical operations.

  The National Sports Report is produced by FSN live daily from the production facilities of an affiliate of the Company. The show is delivered to the Company's uplink facility located in Houston via a direct fiber optic connection. Commercial inserts and on-air promotional materials are inserted through each RSN's Master Control.

  The Regional Sports Report is a half hour sports news program unique to each RSN. Dedicated to providing coverage of the local professional and collegiate teams within the RSN's region, as well as other sports news of interest within the region, the Regional Sports Report is broadcast at 10:00 pm locally, or immediately following a professional event, in each RSN's region. The Regional Sports Report is produced live by an affiliate of the Company either locally or, for certain RSN's, at satellite studio hubs. Distribution of the programs is accomplished in a manner comparable to the National Sports Report.

FX

  FX was launched in June 1994 and currently reaches approximately 71 million cable and DTH households. FX's strength has been derived from its ability to bring award-winning television series to cable, its access to the Fox film library and its development of original programming. In addition, FX carries sports programming with live coverage of National Association of Stock Car Auto Racing ("NASCAR") events, including both Winston Cup and Busch series races, and national MLB games airing one night per week through the 2001 season.

  FX's line-up for the Fall 2001 season includes syndicated hits Ally McBeal, The Practice, and Buffy the Vampire Slayer, and original programming, including Son of the Beach, a Howard Stern production, and The Toughman World Championship series. FX, which aired three original movies in fiscal 2001, is in production on Sins of the Father, its first original movie for fiscal 2002. FX also continues to increase its presence as a leading general entertainment cable network by having acquired the cable rights to King of the Hill as well as a slate of recently released feature films including X-Men, Planet of the Apes, Big Momma's House, Me, Myself and Irene and Crouching Tiger, Hidden Dragon.

  FX is distributed from a Master Control located in Los Angeles. FX has two digital channel feeds on one transponder to provide alternate programming feeds for the east and west coast time zones. Cable system operators access this transponder via their system head-ends and distribute to subscribers via co-axial cable, or in some cases fiber optic cable. Overall, FX's distribution functions much like an RSN, with the exception of the dual feeds for the two different time zones. Additionally, FX has an analog feed of the east coast time zone for the backyard market.

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

  The Company's RSNs and FX directly compete with other programming services for distribution and, when distribution is obtained, the Company's RSNs and FX compete, in varying degrees, for viewers and advertisers with other cable programming services and over-the-air broadcast television, radio, Internet, print media, motion picture theaters, video cassettes, DVDs and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

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

  In addition to competition for cable distribution, viewers and advertisers, the Company's RSNs also compete, to varying degrees, for programming. With respect to the acquisition of sports programming rights, FSN competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The Company's RSNs also compete for local and regional rights with those independent syndicators, with local broadcast television stations and with other local and regional sports networks. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems. The owners of teams may also launch their own regional sports networks and contract with cable television systems for carriage. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and thereby limiting the professional sports rights available for acquisition by the Company's RSNs.

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

  Programming for FX is distributed using two digital channel feeds on one transponder, one for the Eastern, Central and certain portions of the Mountain time zone and one for all other portions of the Mountain time zone and the Pacific time zone. Additionally, FX has an analog feed of the east coast time zone for the backyard market.

  The Company's business depends upon the launch and operation of satellites by third parties. As of June 30, 2001, the Company leased 12 full-time transponders. One of these transponders is leased from an affiliate of the Company. Six of these 12 transponders, with leases expiring between January 2002 and 2012, are used by its domestic sports networks and another transponder is shared among the domestic sports networks and FX. The remaining transponders are used by entities other than the Company's domestic sports networks. FX uses two of these transponders, including one it shares with two domestic sports networks. Three other transponders are subleased to other programming services including, in certain instances, affiliates of the Company. Lastly, one transponder lease expired in August 2001. See "Certain Relationships and Related Transactions."

  The Company has digitally compressed its transmissions on Galaxy XI and Satcom C-3. Through compression, the Company is able to combine up to six services on one transponder, using bit rates ranging from 6 to 10 megabits per second. This has improved signal quality, programming and "switching" capability, growth opportunities, and has also resulted in significant cost savings due to the reduced transponder requirements.

  Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. Because the Company's primary satellites (Galaxy XI and Satcom C-3) are already in orbit, the Company does not expect to face any significant launch risks over the next several years. In 2014, which is the projected end of useful life for Galaxy XI, the Company might again face satellite launch risk, depending on the selected transponder migration plans at that time. Failure or disruption of satellites that are already operational, such as Satcom C-3 and Galaxy XI, could have an adverse effect on the Company. The Galaxy XI and Satcom C-3 transponder leases are "protected," in that these leases provide for transmission on a back-up satellite should a serious transmission or reception fault occur. As a result of full implementation of the Company's digital compression plan in 1999, all of the Company's services are either on Galaxy XI or Satcom C-3, and thus are "protected," or the capacity exists to allow all of the services to be on these protected transponders.

Regulation and Legislation

  Certain aspects of the Company's programming operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), which amended the 1984 Act, the Satellite Home Viewer Improvement Act of 1999 ("SHVIA") and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level.

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

 Federal Regulation and Legislation

  FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty's ownership interest in News Corporation, the Company's programming services are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in the programming services of RPP. The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multichannel multipoint distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which a Cablevision cable system with 75 channels or less will not be able to carry an RPP service or will have to remove another affiliated channel.

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

  FCC regulations implementing the 1992 Act require each television broadcaster to elect, at three year intervals, either to (i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The FCC recently has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television signals on cable systems, including carriage during the period of transition from analog to digital signals. The SHVIA requires satellite carriers, by January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the statutory copyright license provided by SHVIA. FCC regulations implementing this statutory provision require affected stations to either elect mandatory carriage at the same three year intervals applicable to cable must carry or negotiate carriage terms.

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

Patents, Trademarks and Licenses

  In connection with the formation of the Company and the Rainbow Transaction, Twentieth Century Fox Film Corporation and Fox Broadcasting Company ("FBC") agreed to grant the Company, its O&O RSNs and the RSNs managed by RPP a non-exclusive, royalty free license to use the "FOX" brand name and certain related artwork. See "Certain Relationships and Related Transactions."

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

  The Company has an agreement with MLB to telecast certain of its games on a national basis and has the same general rights under the agreement for use of the MLB logo and those of its teams as are in the team contracts, but such usages are permitted on a national basis.

  The Company has an agreement with the National Association of Stock Car Auto Racing ("NASCAR") to telecast certain events on a national basis on FBC, FSN and FX and has certain rights to use the name, logos, symbols and other trademarks of NASCAR and its members.

Employees

  As of June 30, 2001, the Company, together with its O&O RSNs and other subsidiaries, had 1,468 full-time employees. The Company also regularly engages freelance creative staff and other part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.

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

  Sunshine. The Sunshine RSN is operated through Sunshine Network, a joint venture with ARC Ltd. holding a 49% interest and Sunshine Network of Florida, Ltd. ("SNFL") holding a 51% interest. LMC Sunshine, Inc. holds a 21.474% limited partnership interest in SNFL and Sunshine Network, Inc. ("SNI"), an entity in which LMC Sunshine, Inc. holds a 21.691% interest, holds a 1% general partnership interest. The remaining interests in SNFL, Ltd. are held by an affiliate of Fox and various regional cable MSOs. Liberty/Fox Sunshine LLC, a subsidiary of Fox Sports Net, LLC, holds 100% of the equity interest and 49% of the voting interest of LMC Sunshine, Inc. and Liberty Sports, Inc., an affiliate of Liberty, holds 51% of the voting interest. In August 2001, the Company, together with certain of its affiliates and Comcast, acquired AT&T's 14.616% interest in the Sunshine RSN.

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

  Rainbow holds a 60% general partnership interest in RPP and Fox Sports RPP holds a 40% general partnership interest. The Company holds a 99.5% membership interest in Fox Sports RPP and FRSM II holds a .5% membership interest.

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

  Florida. The Florida RSN is operated through SportsChannel Florida Associates ("Florida Associates"), a wholly owned subsidiary of RPP.

  Ohio. The Ohio RSN is operated through SportsChannel Ohio Associates ("Ohio Associates"), a wholly-owned subsidiary of RPP, and through SportsChannel Cincinnati Associates ("Cincinnati Associates"), a wholly-owned subsidiary of RPP.

  New York. RPP currently owns and operates two RSNs in the New York region:
The Madison Square Garden Network, operated through Madison Square Garden, LP, and Fox Sports Net New York, operated through SportsChannel Associates ("SportsChannel New York Associates"), a wholly-owned subsidiary of MSG, which is a wholly-owned subsidiary of RPP.

Item 2. Properties

  The Company's corporate facilities are located in Los Angeles, California where it leases approximately 70,000 square feet of office space from New World Communications Group Incorporated, an indirect, wholly-owned subsidiary of Fox. See "Certain Relationships and Related Transactions." The Company is currently relocating in Los Angeles, California, leasing approximately 75,000 square feet of office space from an unrelated third party.

  In addition to the corporate facilities, the Company also leases office facilities located in the market of each of the O&O RSNs, technical and uplink facilities located in Houston, Texas and Los Angeles, California and various sales offices located throughout the United States. The Company has national ad sales offices in New York, Boston, Atlanta, Detroit, Chicago, Dallas, Los Angeles and San Francisco. The Company's RSNs have sales offices in Hollywood (Florida), Kansas City, Indianapolis, Charlotte, Houston, Dallas, Milwaukee, and St. Petersburg and a public affairs office in Tallahassee. The O&O RSNs lease office space within the market that they serve and are summarized as follows:

   RSN                                                  Location
   ---                                                  --------
   Southwest........................................... Irving, Texas
   West/West2.......................................... Los Angeles, California
   Pittsburgh.......................................... Pittsburgh, Pennsylvania
   Rocky Mountain...................................... Denver, Colorado
   Northwest........................................... Bellevue, Washington
   Utah................................................ Salt Lake City, Utah
   Midwest............................................. St. Louis, Missouri
   Arizona............................................. Phoenix, Arizona
   Detroit............................................. Detroit, Michigan
   North............................................... Minneapolis, Minnesota
   South............................................... Atlanta, Georgia
   Sunshine............................................ Orlando, Florida

  Fox Sports Direct leases its corporate office space in Irving, Texas. FX also leases sales offices in Los Angeles, Chicago and New York.

  The Company does not own any real property. The Company believes that its current office and production space, together with space readily available in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

  As of June 30, 2001 there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

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

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not Applicable.

Item 6. Selected Financial Data

  The selected financial data of the Company for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, the years ended December 31, 1998 and 1997 and the eight months ended December 31, 1996 and as of June 30, 2001, 2000 and 1999, December 31, 1998, 1997 and 1996 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants. The selected financial data of the Company for the twelve months ended June 30, 1999 and the six months ended June 30, 1998 are unaudited.

  The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

                            (Dollars in thousands)

                                                   Twelve                    Six
                                                   months                  months        Year         Year
                         Year ended  Year ended     ended    Six months     ended       ended        ended     April 30 to
                          June 30,    June 30,    June 30,   ended June   June 30,   December 31, December 31, December 31,
                            2001        2000        1999      30, 1999      1998         1998         1997         1996
                         ----------  ----------  ----------- ----------  ----------- ------------ ------------ ------------
                                                 (unaudited)             (unaudited)
Statement of Operations
 Data:
Revenues..............   $1,006,104  $  871,666   $693,424   $  364,253   $326,023    $  655,194   $  471,792   $ 144,792
                         ----------  ----------   --------   ----------   --------    ----------   ----------   ---------
Expenses:
 Operating............      713,019     614,980    528,791      296,059    252,544       485,276      420,888     197,445
 General and
  administrative......       91,073      75,834     88,583       39,264     41,343        90,662       65,558      31,609
 Depreciation and
  amortization........       59,850      48,094     25,108       12,239      8,793        21,662       18,968       8,507
                         ----------  ----------   --------   ----------   --------    ----------   ----------   ---------
                            863,942     738,908    642,482      347,562    302,680       597,600      505,414     237,561
                         ----------  ----------   --------   ----------   --------    ----------   ----------   ---------
Operating income
 (loss)...............      142,162     132,758     50,942       16,691     23,343        57,594      (33,622)    (92,769)
                         ----------  ----------   --------   ----------   --------    ----------   ----------   ---------
Other (income)
 expenses:
 Interest, net........      145,349     129,640    110,685       54,781     54,521       110,425       34,142       3,819
 Subsidiaries' income
  tax expense
  (benefit), net......          391       2,039        789          233        900         1,456       (1,590)      3,437
 Loss on sale of
  assets..............          140         604      2,888        2,767        --            121          --        4,913
 Equity loss (income)
  of affiliates, net..         (494)      6,345     23,417       11,160     (6,344)        5,913        9,018      12,024
 Gain on sale of
  equity affiliate....      (40,805)        --         --           --         --            --           --          --
 Other, net...........         (280)       (137)    (1,204)         471        197        (1,478)         401         --
 Minority interest....        3,929       5,320      3,595        1,736      1,366         3,225        2,864         187
                         ----------  ----------   --------   ----------   --------    ----------   ----------   ---------
Net income (loss).....   $   33,932  $  (11,053)  $(89,228)  $  (54,457)  $(27,297)   $  (62,068)  $  (78,457)  $(117,149)
                         ==========  ==========   ========   ==========   ========    ==========   ==========   =========

Balance Sheet Data
 (end of period):
Total assets..........   $2,178,295  $2,041,162              $1,932,498               $1,891,935   $1,817,758   $ 610,982
Long-term debt........    1,676,859   1,588,914               1,488,178                1,401,891    1,246,291     145,304
Members' equity.......       58,625      24,693                  35,746                   90,203      152,271     230,728

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

  In December 1997, the Company consummated the Rainbow Transaction, pursuant to which (i) RPP was formed to hold interests in Rainbow's then existing RSNs and certain other businesses, (ii) the National Sports Partnership was formed to operate FSN and other national sports programming services, and (iii) the National Advertising Partnership was formed to act as a national advertising sales representative for FSN and the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while the National Sports Partnership and the National Advertising Partnership are managed by the Company. In connection with the consummation of the Rainbow Transaction, (i) the Company contributed $850.0 million to RPP in exchange for a 40% partnership interest held by Fox Sports RPP and Rainbow contributed its interests in certain RSNs, the Madison Square Garden entertainment complex, RCP, the New York Rangers and the New York Knicks to RPP in exchange for a 60% partnership interest, (ii) the parties each contributed certain business interests and other assets related to national sports programming to the National Sports Partnership in exchange for 50% partnership interests, and (iii) the parties each contributed certain assets related to advertising sales to the National Advertising Partnership in exchange for 50% partnership interests.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (together, the "Offering"). The net proceeds from these notes were used, along with proceeds from the Bank Facility (as defined below), to finance the Rainbow Transaction. In January 1998, pursuant to an Exchange Offer, the Company exchanged all of these notes for new notes (the "Notes"), the terms of which were substantially identical to the original notes, which were registered by the Company under the Securities Act of 1933, as amended. The Company received no proceeds from the issuance of the Notes in the Exchange Offer.

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

  Included in this Report are the consolidated financial statements of the Company for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999 and the year ended December 31, 1998.

General Programming Operations

  Basic cable networks generally recognize revenue from two principal sources: the payment of affiliate license fees (or "programming fees") from pay television distributors and the sale of advertising time.

  Basic cable networks typically enter into long-term contracts with pay television distributors such as cable system operators, DTH operators, MMDS operators and other hybrid pay television platforms. These operators provide for the delivery of the network's programming to subscribers. Contracts between networks and distributors generally vary in length and provide for a monthly programming fee to be paid by the distributor, on a per subscriber basis, to the cable network for the right to distribute programming on a non-exclusive basis. Affiliate license fees are generally based on the popularity of the cable network and the cost of its programming, and distribution contracts will generally set forth the manner in which fees will change throughout the life of the contract. The affiliate license fee schedule during the contract term typically varies based on the number of subscribers to whom the distributor delivers the network (volume) and/or penetration of the network among a distributor's total subscriber base. Affiliate license fees paid by a distributor will typically increase in aggregate as the number of subscribers served by the distributor increases, and will increase, on a per subscriber basis, by an escalator, such as the consumer price index ("CPI") for a fixed number of years until the contract expiration date. Upon the contract's expiration, the parties can renegotiate the license fee to the extent that market forces will allow. In exchange for distribution and affiliate license fees, distribution contracts often require the cable network to provide its distributor with various forms of consideration, including advertising time that the operator may sell locally, marketing programs and materials, and in recent years, substantial per subscriber launch funds.

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

  Cable networks' expenses primarily include three general types of expenses: operating expenses (including programming, production, technical, marketing and advertising), general and administrative expenses and depreciation and amortization (including amortization of cable distribution investments).

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

The Company's Programming Operations

  Each of the Company's RSNs receive revenues from both affiliate license fees and from the sale of air time to local and national advertisers. The Company's RSNs have rights agreements with professional sports teams and colleges, within its region of operation. For professional teams, these rights agreements generally grant the RSN the exclusive right to air a specified number of games of the professional team per season, plus playoff games, for a specified fixed fee. The average term of these contracts (from commencement to scheduled termination) exceeds eight years for the Company's O&O RSNs and such contracts have specified mechanisms for the increase of the rights fee per game over the term of the contract. The average remaining term of these contracts (to scheduled termination) exceeds six years.

  FSN, the Company's national programming service, also receives revenue from both affiliate license fees and from the sale of advertising time to national network advertisers. FSN's affiliate license fees are received from affiliated RSNs for the right to distribute FSN's national programming within their region of operations. Similar to the RSNs, FSN has various rights agreements for its national sports programming, most notably NCAA college football and basketball. FSN also produces its own daily sports news program, the National Sports Report.

  Fox Sports Direct, the Company's satellite services operation, provides sports programming from the RSNs to DTH providers, such as DirecTV and the Dish Network, for Ku-Band satellite owners. Fox Sports Direct's revenues are received from a monthly per subscriber fee from the DTH providers. Fox Sports Direct acquires its sports programming through a license agreement with the RSNs whereby Fox Sports Direct splits its revenues received from the DTH providers with the "home territory" RSN in which the specific satellite subscriber resides.

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

  FX receives revenue from both affiliate license fee contracts and the sale of advertising time and acquires programming from various sources. FX has entered into contracts with various Hollywood studios, including Twentieth Century Fox, a subsidiary of Fox, for the exclusive cable rights to telecast specific programming, including both feature films and off network television programming, within a specified term. These contracts are generally long-term in nature. Under accounting principles generally accepted in the United States, FX capitalizes its film rights and amortizes the asset over the life of the contract. As a result, the amount of cash payments made for a film contract in a particular reporting period may differ from the amount amortized.

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

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company at December 31, 1998 and at June 30, 1999, 2000, and 2001: West RSN, West 2 RSN, Northwest RSN, Utah RSN, Arizona RSN, South RSN, Southwest RSN, Rocky Mountain RSN, Midwest RSN and Detroit RSN. The Pittsburgh RSN is consolidated in the financial statements of the Company for the years ended June 30, 2000 and 2001 and the North RSN is consolidated from the date of its acquisition during the year ended June 30, 2001.

  As of December 31, 1998 and as of June 30, 1999, 2000, and 2001 the following are accounted for using the equity method of accounting: Sunshine RSN, Chicago RSN, Bay Area RSN, RPP, National Sports Partnership and National Advertising Partnership. The Pittsburgh RSN is accounted for using the equity method of accounting at December 31, 1998 and as of June 30, 1999. The D.C./Baltimore RSN was accounted for using the equity method of accounting until its disposition during the year ended June 30, 2001.

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

  In June 2000, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting rules that apply to goodwill and intangible assets. Under SFAS 142, new goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should no longer be amortized. Existing goodwill and intangible assets with indefinite lives acquired prior to June 30, 2001 should no longer be amortized in fiscal years starting after December 15, 2001. The Company plans to adopt SFAS 142 on July 1, 2002. The Company is in the process of evaluating the impact SFAS 142 will have on the consolidated statement of operations.

Results of Operations

 Year Ended June 30, 2001

  Total revenues for the year ended June 30, 2001 ("Fiscal 2001") were $1,006.1 million, an increase of $134.4 million, or 15%, over the year ended June 30, 2000 ("Fiscal 2000").

  Programming revenue was the largest source of revenue, representing 50% of total revenue, or $505.2 million, for Fiscal 2001. Advertising revenue represented 28% of total revenue, or $281.0 million, for Fiscal 2001. Direct broadcast revenue represented 16% of total revenue, or $165.9 million, for Fiscal 2001. For Fiscal 2000, programming revenue was $424.4 million, advertising revenue was $262.2 million and direct broadcast revenue was $137.4 million, representing 49%, 30% and 16% of total revenues, respectively.

  Programming, advertising and direct broadcast revenues increased by $80.8 million, $18.8 and $28.4 million, respectively in Fiscal 2001 as compared to Fiscal 2000. These represent a 19%, 7% and 21% increase in programming, advertising and direct broadcast revenues, respectively, between the periods.

  The increase in programming revenue of 19% in Fiscal 2001 is comprised primarily of increases at FX, as a result of significant subscriber growth, increases in the average rate per subscriber at the O&O RSNs, and the acquisition of FSN North. In Fiscal 2001, FX achieved a 27% increase in average subscribers over Fiscal 2000. The increase in advertising revenue of 7% over Fiscal 2000 is comprised of a 23% increase in advertising revenue for FX with a 2% decline at the RSNs. During Fiscal 2001 as compared to Fiscal 2000, FX generated a 29% increase in total day average audience, and a 33% increase in the average audience within a demographic audience profile. The increased subscribers and resulting increase in average audience provide the ability to command higher CPMs from advertisers; as a result CPMs increased 7% over Fiscal 2000. These factors all contributed to the significant increase in advertising revenue for FX. Despite an increase in the number of professional events over Fiscal 2000, advertising revenues at the RSNs excluding FSN North, declined 5% in Fiscal 2001, primarily a result of the soft advertising market. The increase in direct broadcast revenue of 21% is comprised primarily of increases at FX, as a result of a 79% increase in average direct broadcast subscribers over Fiscal 2000.

  Operating expenses were $713.0 million for Fiscal 2001, which represented 71% of total revenues. Operating expenses for Fiscal 2000 were $615.0 million, or 71% of total revenues. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses of $98.0 million over Fiscal 2000 is primarily attributable to higher rights fees and production expenses at FX associated with the inaugural season of NASCAR, three original movies and acquired and original series. Additionally, increases in rights fees and production expenses of the RSNs were associated with the increase in the number of local professional events in Fiscal 2001. The increase in the number of professional events is attributable to the acquisition of FSN North and an 8% increase across the other RSNs.

  General and administrative expenses were $91.1 million for Fiscal 2001, which represented 9% of total revenues. General and administrative expenses for Fiscal 2000 were $75.8 million, or 9% of total revenues. The increase in general and administrative expenses in Fiscal 2001, as compared to Fiscal 2000, is primarily due to additional management costs and higher facilities expenses incurred in connection with the relocation of corporate office space.

  Depreciation and amortization expenses were $59.9 million in Fiscal 2001 and $48.1 million for Fiscal 2000. The increase of $11.8 million in Fiscal 2001, as compared to Fiscal 2000, is primarily related to increased amortization of cable distribution investments in the current year and higher depreciation associated with the Company's expansion and upgrade of its technical facilities.

  Interest expense in Fiscal 2001 and Fiscal 2000 was $149.6 million and $130.9 million, respectively. The increase in interest expense in Fiscal 2001, as compared to Fiscal 2000, is primarily due to additional borrowings under the 19th Facility.

  Equity income from affiliates for Fiscal 2001 was $0.5 million. In Fiscal 2000, equity loss of affiliates was $6.3 million. RPP generated improved earnings due to higher affiliate revenues across its RSNs from both increased subscribers and rates, and a one time revenue recognition of $30.0 million from the New York Yankees in connection with the team's buy back of MSG's remaining telecast rights beyond the 2001 MLB season. These RPP improvements were partially offset by the negative impact at MSG of the New York Knicks early exit in the 2001 NBA playoffs and the losses associated with the continued investment in the New York City based Metro Channels. CTV Sports Net, a Canadian sports network in which the Company owns a 20% interest, experienced higher affiliate and advertising revenues, resulting from continued distribution growth as well as decreases in professional rights, production and marketing expenses. The National Sports Partnership experienced decreased revenues due to the soft advertising market and incurred higher programming and production expenses, as part of its commitment to developing high quality programming, while the National Advertising Partnership had increased commission revenues, mostly due to its representation of FX.

  Additionally, the Company recorded a $40.8 million gain on the sale of its approximate 34% equity interest in Home Team Sports during the year.

 Year Ended June 30, 2000

  For comparability purposes, the following discussion will make reference to comparisons between fiscal 2000 and both i) the year ended December 31, 1998 and ii) the twelve month period ended June 30, 1999 ("Fiscal 1999"). The comparison to the year ended December 31, 1998 is required pursuant to Item 303 of Regulation S-K. Although both represent twelve month periods, the Company believes that a comparison to Fiscal 1999 is meaningful as: i) it is a more recent period, ii) it represents an identical year on year comparison and eliminates the impact of seasonal variations, e.g. January 2000 is compared to January 1999 as opposed to January 1998, and iii) the NBA lockout during the 1998-99 NBA season makes the December 31, 1998 comparison less meaningful.

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

  Total revenues for Fiscal 2000 were $871.7 million, an increase of $216.5 million, or 33%, over the year ended December 31, 1998. Total revenues for Fiscal 2000 increased $178.3 million, or 26%, over Fiscal 1999.

  Programming revenue was the largest source of revenue, representing 49% of total revenue, or $424.4 million, for Fiscal 2000. Advertising revenue represented 30% of total revenue, or $262.2 million, for Fiscal 2000. For the year ended December 31, 1998, programming revenue was $301.7 million and advertising revenue was $183.8 million, representing 46% and 28% of total revenues, respectively. For Fiscal 1999, programming revenue was $324.6 million and advertising revenue was $198.5 million, representing 47% and 29% of total revenues, respectively.

  Programming and advertising revenue increased by $122.7 million and $78.4 million, respectively in Fiscal 2000 as compared to the year ended December 31, 1998. These represent a 41% and 43% increase in programming and advertising revenue, respectively, between the periods. As compared to Fiscal 1999, programming and advertising revenue increased in Fiscal 2000 by $99.8 million and $63.7 million, respectively. These increases represent a 31% increase and 32% increase in programming and advertising revenue, respectively, over Fiscal 1999.

  The increase in programming revenue of 31% over Fiscal 1999 is comprised primarily of increases in the average rate per subscriber at the RSNs. Also contributing to the increase is the continued subscriber growth of FX, which achieved an 18% increase in average subscribers over Fiscal 1999, and the RSNs, which experienced a 5% growth in average subscribers between the periods. The increase in advertising revenue of 32% over Fiscal 1999 is comprised of a 41% increase in advertising revenue for FX and a 27% increase for the RSNs. Increased total day ratings on FX, together with the increased subscribers, resulted in a 25% increase in total day average audience, and a 35% increase in the average audience within a demographic audience profile, during Fiscal 2000 as compared to Fiscal 1999. The increased ratings, increased subscribers and resulting increase in average audience provide the ability to command higher CPMs from advertisers; as a result CPMs increased significantly over Fiscal 1999. These factors all contributed to the significant increase in advertising revenue for FX. The RSNs growth in advertising revenue is primarily due to an increase in the number of professional events in Fiscal 2000, as compared to Fiscal 1999, and increased local advertising rates per game. The number of local professional events increased by 43% over Fiscal 1999, comprised primarily of NBA events, due to a full NBA schedule in the 1999-2000 season after the lockout shortened season of the prior year, and MLB events.

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

  Programming revenue was the largest source of revenue, representing 47% of total revenue, or $171.1 million, for the six months ended June 30, 1999. Advertising revenue represented 30% of total revenue, or $108.3 million, for the six months ended June 30, 1999. For the six months ended June 30, 1998, programming revenue was $148.2 million and advertising revenue was $93.6 million and represented 45% and 29% of total revenues, respectively.

  Programming and advertising revenue increased by $22.9 million and $14.7 million, respectively in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. These represent a 15% increase and 16% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 15% is comprised primarily of an increase in average subscribers at the consolidated O&O RSNs and FX of 7% and 15%, respectively, between the periods. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 16% is comprised of a 36% increase in advertising revenue for FX and a 7% increase for the RSNs. Increased total day ratings on FX, together with the increased subscribers, resulted in a 24% increase in total day average audience during the six months ended June 30, 1999 over the same period in the previous year. The increase is due primarily to the strengthening of the program schedule throughout all dayparts. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and the number of professional events, primarily NHL. Advertising rates per game increased for MLB and NHL events in the six months ended June 30, 1999 as compared to the same period in the previous year, while rates for NBA events were negatively impacted due to the NBA lockout. The limited amount of time between the settlement of the lockout and the commencement of the NBA season impaired the Company's ability to sell advertising, as did the reduced number of games in the season.

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

  Equity loss of affiliates for the six months ended June 30, 1999 was $11.2 million, while the Company recognized equity income of affiliates of $6.4 million for the six months ended June 30, 1998. For the six months ended June 30, 1998, equity income of affiliates included a $7.1 million gain on the sale of 50% of RPP's investment in Fox Sports Net New England. In the six months ended June 30, 1999, RPP was negatively impacted by the NBA lockout, Pittsburgh RSN was adversely affected by the Pittsburgh Penguins bankruptcy and the Company recognized start-up losses from its Canadian joint venture.

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

  Programming revenue was the largest source of revenue, representing 46% of total revenue, or $301.7 million, for the year ended December 31, 1998. Advertising revenue represents 28% of total revenue, or $183.8 million, for the year ended December 31, 1998. For the year ended December 31, 1997, programming revenue was $226.5 million and advertising revenue was $134.3 million. Had ARC been consolidated for the entire period ended December 31, 1997 and excluding the impact of FSN, programming and advertising revenue would have been $223.6 million and $132.1 million in the year ended December 31, 1997. On this basis, as a percentage of total revenue for the year ended December 31, 1997, programming and advertising revenue represented 46% and 27%, respectively. Excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue for the year ended December 31, 1998 represented 44% and 29%, respectively, of total revenue.

  Had ARC Ltd. been consolidated for the entire year ended December 31, 1997, and excluding Fox Sports Detroit and the impact of FSN, programming and advertising revenue would have increased by $48.0 million and $44.9 million, respectively in the year ended December 31, 1998 as compared to the year ended December 31, 1997. These represent a 21% increase and 34% increase in programming and advertising revenue, respectively, between the periods. The increase in programming revenue of 21% is comprised primarily of an increase in subscribers at Fox Sports West 2 which launched on January 31, 1997, subscriber growth in other RSNs and the continued subscriber growth of FX. Rate increases comprised the balance of the increase between periods. The increase in advertising revenue of 34% is comprised of a 47% increase in advertising revenue for FX and a 28% increase for RSNs, other than Fox Sports Detroit. Increased ratings on FX, together with the increased subscribers, resulted in a 17% increase in average audience during primetime, in the year ended December 31, 1998 over the same period in the previous year. The increase is due primarily to the addition of The X-Files and NYPD Blue to the primetime schedule in the fall of 1997. The increased ratings together with increased subscribers resulted in the significant increase in advertising revenue. The RSNs growth in advertising revenue is due to increased advertising rates and an increase in the number of professional events, primarily MLB. Advertising rates per game increased for MLB, NBA and NHL events in the year ended December 31, 1998 as compared to the same period in the previous year. The number of local professional events increased by 27% over these same periods.

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

  Net cash flows used in operating activities for Fiscal 2001 were $12.5 million, a decrease of $29.3 million over Fiscal 2000. The decrease is primarily attributed to improvements in operating income. Net cash flows used in operating activities for Fiscal 2000 were $41.8 million, an increase of $15.6 million over the year ended December 31, 1998. Net cash flows used in Fiscal 2000 operating activities increased by $21.8 million over Fiscal 1999. The decrease in Fiscal 2000 as compared to Fiscal 1999 was primarily attributed to contractual rights prepayments on certain long-term rights deals.

  Net cash flows used in investing activities for Fiscal 2001 were $52.1 million, an increase of $4.1 million over Fiscal 2000. In FY 2001, the Company sold its interest in Home Team Sports and acquired certain assets and assumed certain liabilities of Midwest Sports Channel. Net cash flows used in investing activities for Fiscal 2000 were $48.0 million, an increase of $6.2 million over the year ended December 31, 1998. Net cash flows used in investing activities increased by $15.6 million over Fiscal 1999. The increase in Fiscal 2000 over Fiscal

1999 of cash used in investing activities was primarily due to lower net advances from equity affiliates, collection of a promissory note in Fiscal 1999 and issuance of a promissory note in Fiscal 2000.

  Net cash flows provided by financing activities for Fiscal 2001 were $49.9 million, a decrease of $6.6 million as compared to Fiscal 2000. The decrease in cash provided by financing activities is primarily due to an increase in cash provided by operations. Net cash flows provided by financing activities for Fiscal 2000 were $56.5 million, a decrease of $4.9 million over the year ended December 31, 1998. Net cash flows provided by financing activities decreased by $38.3 million from Fiscal 1999. The decrease in cash provided by financing activities in Fiscal 2000 as compared to Fiscal 1999 was primarily due to an increase in cash provided by operations.

  In June 1997, the Company entered into an agreement with Rainbow to acquire a 40% interest in Rainbow's sports properties, which included economic interests in eight RSNs, the Madison Square Garden entertainment complex, RCP, the New York Knicks, and the New York Rangers in exchange for $850.0 million. In December 1997, the Rainbow Transaction was consummated and the net proceeds from the Offering, along with available proceeds under the Bank Facility, were used to fund the Company's cash contribution of $850.0 million to RPP.

  In August 1997, the Company consummated the Offering. The net proceeds from the Offering were used in part to finance the Rainbow Transaction. The indentures, as amended, pursuant to which the Notes were issued in connection with the Offering contain certain restrictive covenants that, among other things, restrict the Company's ability to incur additional indebtedness, pay dividends, transfer assets and engage in transactions with affiliates. As of June 30, 2001, the Company was in compliance with these restrictive covenants.

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

  In July 1999, 19th Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility, and assumed the rights and obligations of the banks under the facility. In July 2000, the Company and 19th Holdings Corporation amended the 19th Facility to increase the revolving facility to $500.0 million and the total facility to $900.0 million. At June 30, 2001, the total amount borrowed under the 19th Facility was $807.6 million. The total unused commitment pursuant to the 19th Facility was $92.4 million as of June 30, 2001.

  Future capital requirements are substantial. At June 30, 2001, the Company has future minimum payments on operating leases, including transponders, totaling $133.9 million, and commitments under long-term program rights contracts totaling $4,375.6 million through 2012. The Company has also made a substantial investment in the National Sports Partnership. The National Sports Partnership, which was formed in December 1997, required a significant investment to fund operating losses, primarily related to the agreement with MLB and the development of the National Sports Report. Investment in the National Sports Partnership will continue as the network continues to develop. Also, the Company has committed to significant capital expenditures with regard to its technical infrastructure, including enhancing its Master Control suites with digital capabilities. In addition, the cost of acquiring sports programming rights continues to escalate. See "Business--Rights Agreements." Furthermore, the Company intends to continue to explore opportunities to expand its distribution.

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

Item 9. Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

  The current executive officers of the Company and their current positions for the Company and/or its divisions are as follows:

   Name                                         Age Position
   ----                                         --- --------
   David Hill..................................  55 Chairman
   Jeff Shell..................................  35 Chief Executive Officer
   Robert Thompson.............................  43 President
   Tracy Dolgin................................  41 President, Fox Sports Net
   Louis LaTorre...............................  47 President, Advertising Sales

  David Hill has served as Chairman of the Company since April 1996. In addition, since June 1999, he has served as Chairman and Chief Executive Officer of Fox Sports Television Group and prior thereto, from October 1997 to June 1999, he served as Chairman and Chief Executive Officer of FBC. From April 1996 through October 1997, Mr. Hill also served as Chief Executive Officer. Prior thereto, from July 1996 until October 1997, Mr. Hill served as Chief Operating Officer of Fox Television and from December 1993 until October 1997 as President of Fox Sports, a division of Fox Television.

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

  Robert Thompson has served as President of the Company since July 2000 and, additionally, he has served as President of Fox Sports Cable Networks, a division of Fox, and as President of International Sports Programming LLC, an international sports programming joint venture between Fox and TCI ("ISP") since May 2000. Prior thereto, Mr. Thompson served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC from June 1999 to April 2000. Prior thereto, from October 1997 to June 1999, he served as its Executive Vice President and , from July 1996 through October 1997, he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. From June 1999 to April 2000, he also served as Executive Vice President and Chief Operating Officer of ISP. From October 1994 through July 1996, Mr. Thompson served as Senior Vice President, Regional Network Operations for Liberty Sports, Inc.

  Tracy Dolgin has served as President, Fox Sports Net for the Company since February 2000. Prior thereto, Mr. Dolgin served as Chief Operating Officer of the Company from September 1998 to January 2000. From July 1997 to September 1998 Mr. Dolgin served as Joint Chief Operating Officer of Fox Sports Net, LLC. In addition, he served as Executive Vice President, Marketing for Fox Sports, a division of FBC, from, December 1993 until September 1998.

  Louis LaTorre has served as President, Advertising Sales since July 1999 and as Executive Vice President of the Company since November 2000. In addition, Mr. LaTorre served as President, Advertising Sales of Fox Sports Net, LLC and President, Advertising Sales of FX Networks, LLC from January 1997 to June 1999 and as Senior Vice President of the Company from January 1997 to November 2000. From July 1994 until December 1996, he served as President and Chief Operating Officer for the Sales and Marketing Division of New World Communications, Inc.

  There are no family relationships between any of the executive officers.

Item 11. Executive Compensation

Executive Compensation

  The following table sets forth the compensation paid for the year ended December 31, 1998, the six months ended June 30, 1999 and the years ended June 30, 2000 and 2001, to those persons who were, at June 30, 2001, the Company's Chairman and the next four most highly compensated executive officers of the Company and/or its divisions (the "Named Executives").

                          Summary Compensation Table

                                                                       Long Term Compensation
                                                                   -------------------------------
                                   Annual Compensation                    Awards          Payouts
                              ------------------------------------ --------------------- ---------
                                                                   Restricted Securities Incentive
   Name and Principal                                 Other Annual   Stock    Underlying   Plan     All Other
       Occupation        Year  Salary      Bonus      Compensation   Awards     Option    Payouts  Compensation
   ------------------    ---- --------    --------    ------------ ---------- ---------- --------- ------------
David Hill.............. 2001 $525,000(1) $612,500(1)   $16,594        --         --         --             --
Chairman                 2000 $500,000(1) $500,000(1)   $ 4,620        --         --         --             --
                         1999 $250,000(1) $ 75,000(1)        --        --         --         --             --
                         1998 $500,000(1) $150,000(1)        --        --         --         --             --
Jeff Shell.............. 2001 $850,000(3) $500,000(3)   $13,200        --         --         --     $  414,000(4)
President and Chief      2000 $652,082(3) $120,000(3)   $13,200        --         --         --     $1,242,000(4)
 Executive Officer(2)    1999 $207,084    $120,000           --        --         --         --             --
                         1998 $362,315    $100,000           --        --         --         --             --
Robert Thompson......... 2001 $179,167(6) $ 62,500(6)   $ 3,300        --         --         --     $  324,000(4)
President, Fox Sports    2000 $153,124(6) $ 25,000(6)   $ 3,300        --         --         --     $1,710,000(4)(7)
 Cable Networks(5)       1999 $233,333(6) $150,000(6)        --        --         --         --             --
                         1998 $416,667    $100,000           --        --         --         --             --
Tracy Dolgin............ 2001 $811,361    $275,000      $13,200        --         --         --     $  414,000(4)
President, Fox Sports    2000 $757,292    $310,000      $13,200        --         --         --     $1,242,000(4)
 Net(8)                  1999 $350,000    $160,000           --        --         --         --             --
                         1998 $472,234    $200,000           --        --         --         --             --
Louis LaTorre........... 2001 $665,000    $275,000      $21,296        --         --         --     $  414,000(4)
President, Advertising   2000 $620,000    $160,000      $13,200        --         --         --     $1,242,000(4)
 Sales(10)               1999 $233,333    $160,000      $13,601        --         --         --             --
                         1998 $464,636    $200,000      $30,714        --         --         --             --

--------
 (1) Reflects the compensation received by Mr. Hill for the services he rendered to the Company from the Company's inception in April 1996 through the year ended June 30, 2001. During fiscal years 2001, 2000, 1999, 1998 and 1997, Mr. Hill was, and currently remains, employed by FBC. FBC grants the Company the right to utilize Mr. Hill's services. The above disclosure does not include compensation information for Mr. Hill with respect to the services he performed at FBC. See "Certain Transactions."

 (2) In January 2000, Mr. Shell became Chief Executive Officer of the Company and, prior thereto, served as President of the Company from June 1999 until June 2000. Mr. Shell served as Executive Vice President and Chief Financial Officer of the Company from February 1998 until June 1999. Prior thereto, from June 1996 to February 1998, Mr. Shell served as Senior Vice President, Finance and Development.
 (3) Reflects the compensation received by Mr. Shell for the services he rendered to the Company for the years ended June 30, 2001 and 2000 and the six months ended June 30, 1999. Effective during fiscal year 2000, Mr. Shell became, and currently remains, employed by News America Incorporated. News America Incorporated grants the Company the right to utilize Mr. Shell's services. The above disclosure does not include compensation information for Mr. Shell with respect to the services he performed at News America Incorporated. See "Certain Transactions."

 (4) In October 1997, the Company adopted the Fox/Liberty Networks Equity Appreciation Rights Plan for Management and Key Employees (the "Plan"). In August 1999, the Plan was amended to provide that no further appreciation rights could be granted under the Plan and the value of the appreciation rights was fixed. All participants with outstanding appreciation rights will continue to vest over time, provided that as the appreciation rights vest, the participant shall be deemed to have exercised their right to receive cash payments equal to the excess of the fixed value over the grant value of such vested appreciation rights. Payments made under the Plan are reflected as "All Other Compensation."

 (5) In July 2000, Mr. Thompson became President of the Company, and, additionally in May 2000, he became President of Fox Sports Cable Networks, a division of Fox, and President of ISP. Prior thereto, Mr. Thompson served as Executive Vice President and Chief Operating Officer of Fox Sports Net, LLC from June 1999 to April 2000. Prior thereto, from October 1997 to June 1999, he served as Executive Vice President and from July 1996 through October 1997, he served as its Senior Vice President, Rights and Acquisitions and Regional Network Operations. Additionally, from June 1999 to April 2000, Mr. Thompson served as Executive Vice President and Chief Operating Officer of ISP.

 (6) Reflects compensation received by Mr. Thompson for services he rendered to the Company for the years ended June 30, 2001 and 2000 and the six months ended June 30, 1999. Mr. Thompson rendered services for ISP and the Company during these periods. The above disclosure does not include compensation information for Mr. Thompson with respect to the services he performed at ISP for these periods.

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

 (8) In February 2000, Mr. Dolgin became President of Fox Sports Net. Mr. Dolgin served as Chief Operating Officer of the Company from September 1998 to January 2000, and, prior thereto, served as Joint Chief Operating Officer of FSN from July 1997 to September 1998.

 (9) Reflects compensation received by Mr. Dolgin for services he rendered to the Company for a portion of fiscal year 1997.

(10) In July 1999, Mr. LaTorre became President, Advertising Sales for the Company and, in addition, has served as Executive Vice President of the Company since November 2000. Prior thereto, Mr. LaTorre served as President, Advertising Sales of Fox Sports Net, LLC and President, Advertising Sales of FX Networks, LLC from January 1997 to June 1999 and as Senior Vice President of the Company from January 1997 to November 2000.

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

Employment Arrangements

  During fiscal years 1997, 1998, 1999, 2000 and 2001 Mr. Hill was, and currently remains, employed by FBC, which grants the Company the right to utilize Mr. Hill's services. For fiscal year 2001, FBC allocated to the Company $1,154,094 for the services Mr. Hill rendered to the Company for that period. See "Certain Relationships and Related Transactions."

  In January 2000, Mr. Shell became employed by News America Incorporated, which grants the Company the right to utilize Mr. Shell's services. Mr. Shell was employed by The Fox Group from June 1999 to December 1999, which granted the Company the right to utilize Mr. Shell's services. From January 1997 to June 1999, Mr. Shell was employed with the Company under various employment agreements. During fiscal year 1996 Mr. Shell was employed by Fox, Inc., which granted the Company the right to utilize Mr. Shell's services as its Senior Vice President, Finance and Development from June 1996 through December 1996. For fiscal 2001 News America Incorporated, allocated to the Company $1,363,200 for the services Mr. Shell rendered to the Company for that period.

  A subsidiary of the Company, Fox Cable Networks Services, LLC entered into a two year, eight month employment agreement with Mr. Robert Thompson which commenced on May 1, 2000 and replaced the Company's prior agreement with Mr. Thompson. Pursuant to the agreement, Mr. Thompson renders services to the Company and to ISP and is entitled to receive an annual base salary of $700,000 for the period May 1, 2000 to April 30, 2001, $725,000 for the period May 1, 2001 to April 30, 2002 and $750,000 for the period from May 1, 2002 to December 31, 2002. Mr. Thompson serves as President of ISP. Mr. Thompson is eligible to participate in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. Thompson is prohibited during the term of his employment and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  Fox Sports Net, LLC entered into a two year, eleven month employment agreement with Mr. Tracy Dolgin which commenced on February 1, 2000. This agreement replaced the Company's prior agreement with Mr. Dolgin. Pursuant to the current agreement, Mr. Dolgin was entitled to receive an annual salary of $787,500 for the period February 1, 2000 to December 31, 2000, $800,000 for the period January 1, 2001 to December 31, 2001 and $830,000 for the period January 1, 2002 to December 31, 2002. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of Fox Sports Net, LLC. In addition, Mr. Dolgin is prohibited during the term of his employment, and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

  A subsidiary of the Company, Fox Cable Networks Services, LLC entered into a four year, eight month employment agreement with Mr. Louis LaTorre which commenced on November 1, 2000. Pursuant to the agreement, Mr. LaTorre serves as President, Advertising Sales and is entitled to receive a base salary of $665,000 per annum for the period November 1, 2000 to June 30, 2001, $720,000 for the period July 1, 2001 to June 30, 2002, $850,000 for the period July 1, 2002 to June 30, 2003, $950,000 for the period July 1, 2003 to June 30, 2004 and $1,050,000 for the period July 1, 2004 to June 30, 2005. Mr. LaTorre is entitled to receive an annual bonus (as specified in the agreement) based on the performance of the Company. The agreement provides for participation in all employee benefit plans available to other comparable executives. The agreement contains provisions prohibiting the disclosure of confidential or proprietary information of the Company. In addition, Mr. LaTorre is prohibited during the term of his employment, and for a period of two years thereafter, from inducing any managerial, sales or supervisory employee of the Company or its affiliates to render services to another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Not Applicable.

Item 13. Certain Relationships and Related Transactions

Rainbow Transaction

  In June 1997, Rainbow and the Company entered into a Formation Agreement pursuant to which they agreed to form RPP and to hold various programming interests in connection with the operation of certain RSNs. In accordance with the terms of the Formation Agreement, upon consummation of the Rainbow Transaction on December 18, 1997, Rainbow contributed various interests in RSNs to the partnership in exchange for a 60% partnership interest in RPP, and the Company contributed $850 million in cash for a 40% partnership interest in RPP. Rainbow serves as managing partner of RPP.

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

  The Company currently subleases one transponder to Fox Movie Channel, an affiliate of Fox. The monthly rental payment paid to the Company pursuant to this sublease is $0.2 million. In addition the Company currently subleases a transponder from Fox Family Worldwide, an affiliate of the Company. The monthly rental payment paid by the Company under this sublease is $0.1 million. The Company believes that the sublease arrangements described above are on terms no less favorable than could have been obtained from an unaffiliated third party. See "Business--Satellite Distribution. "

  FBC and certain affiliates render legal, travel and other business services to the Company for which the Company pays an allocated fee. The expenses recognized by the Company for the provision of the above services for the year ended June 30, 2001 was approximately $1.5 million. Included in these amounts are salaries, benefits and other related costs charged to the Company in connection with the services rendered to it by Mr. Hill and other individuals. Compensation and benefits paid to such individuals and related payroll costs were charged to the Company at cost. Mr. Shell is employed by News America Incorporated, a related party. The Company's pro-rata share of Mr. Shell's compensation and benefits is charged to the Company at cost. Beginning July 1, 2000, certain services previously rendered by FBC were assumed by the Company and, in certain cases, allocated back to FBC. The charges to FBC by the Company for the above services for the year ended June 30, 2001 was $5.7 million. The Company believes that all of the above-described arrangements are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

  FBC and certain of its affiliates provide production facilities, production and post production related services and technical operations to the Company in connection with the Company's production of the National Sports Report and other original programming. The services are provided at competitive market rates and the Company believes that the arrangements are on terms no less favorable than could have been obtained from an unaffiliated third party. Expenses related to these services for the year ended June 30, 2001 were $15.5 million. With respect to the Regional Sports Report, an affiliate of the Company produces the programming in exchange for the advertising inventory within such programming.

  In connection with the Company's sale of its interest in Home Team Sports, $30.0 million of the consideration received related to new or amended carriage agreements for certain programming services owned by an affiliate of the Company. The Company entered into an inter-company arrangement with this affiliate and subsequently received payment for this consideration.

  Twentieth Century Fox and its affiliates purchase advertising time which is shown during the Company's programming. The advertising revenues recognized for the year ended June 30, 2001 were $3.9 million.

  The Company licenses television and feature film programming from Twentieth Century Fox and affiliates. Expense recognized by the Company relating to program rights amortization for the year ended June 30, 2001 was $61.6 million.

  The Company licenses cable telecast rights to certain NASCAR programming from an affiliate of Fox, which includes programming rights and production costs. Expense recognized by the Company relating to program rights amortization and production costs for year ended June 30, 2001 was $20.3 million.

  The Company has a non exclusive, royalty-free license from Twentieth Century Fox Film Corporation and FBC to use the "FOX" brand name and certain related artwork in connection with the Company's business.

  The Company leases its corporate facilities in Los Angeles from New World Communications Group Incorporated, an indirect wholly-owned subsidiary of Fox. The Company has the ability to increase office space in this facility as the need may arise. As of June 30, 2001 the Company rented a total of approximately 70,000 square feet and the monthly rental was $0.2 million. (See "Properties.")

  The Company renders marketing, public relations, legal, promotional, management and other business services to the National Geographic Channel (domestic), Fox Movie Channel, Fox Sports World and other affiliates of Fox. The charges by the Company to these companies for the year ended June 30, 2001 were $12.3 million.

  In July 2000, the O&O RSNs' local advertising sales force combined with the advertising sales force of Fox's FTS. In connection with this, FTS allocates charges for rent and management services to the O&O RSNs. The total expense recognized by the O&O RSNs for the year ended June 30, 2001 was $1.0 million.

  The Company sublicenses certain MLB and NHL broadcasting rights to affiliates of FTS. Rights fees charged by the Company to the FTS affiliates for the sublicensed games during the year ended June 30, 2001 is $7.1 million.

  In July 1999, 19th Holdings Corporation, a wholly-owned subsidiary of Fox, acquired the debt outstanding under the Bank Facility from the group of banks, and, in so doing, assumed the rights and obligations of the group of banks under the Bank Facility. The Company and 19th Holdings Corporation subsequently amended and restated the Bank Facility to provide, among other things, a fixed rate of interest, determined by 19th Holdings Corporation on an annual basis, and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Facility") and increased the facility to $900 million. Interest expense incurred by the Company under the 19th Facility was $68.5 million for the year ended June 30, 2001. The Company currently expects that remaining availability under the 19th Facility will primarily be used for investments in certain subsidiaries of the Company and for working capital purposes.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

    1. Financial Statements:

      Financial Statements filed herewith are listed in the "Index to Consolidated Financial Statements" at page F-1. In addition, the following financial statements are incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000:

      Financial Statements of Regional Programming Partners as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998,

      Combined Financial Statements of SportsChannel Chicago Associates and SportsChannel Pacific Associates as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998.

      Combined Financial Statements of National Sports Partners and National Advertising Partners as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998.

      Financial Statements of Sunshine Network Joint Venture as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998.

      Financial Statements of Home Team Sports, LP as of December 31, 1999 and for the years ended December 31, 1999 and 1998.

      Financial Statements of Home Team Sports, LP as of December 31, 2000 and for the year ended December 31, 2000.

    2. Schedules:

      Financial statement schedules to this form are listed in the "Index to Consolidated Financial Statements" at page F-1 herein.

    3. Exhibits:

 Exhibit No Description of Exhibit
 ---------- ----------------------
 3.1*       Certificate of Formation of Fox Sports Networks, LLC (f/k/a
            Fox/Liberty Networks, LLC, f/k/a Liberty/Fox U.S. Sports LLC), as
            amended.

 4.1*       Form of Notes (included in Exhibits 4(b) & 4(c)).

 4.2(a)*    Senior Notes Indenture, dated as of August 25, 1997 (the "Senior
            Notes Indenture"), among Fox Sports Networks, LLC (f/k/a
            Fox/Liberty Networks, LLC and FLN Finance, Inc. as co-obligors, and the Bank of New York, as Trustee.

    (b)**   First Supplemental Indenture, dated as of March 31, 1998, among Fox
            Sports Networks, LLC (f/k/a Fox/Liberty Networks, LLC), FLN
            Finance, Inc. and the Bank of New York, as Trustee.

 4.3(a)*    Senior Discount Notes Indenture, dated as of August 25, 1997 (the
            "Senior Discount Notes Indenture"), among Fox Sports Networks, LLC
            (f/k/a Fox/Liberty Networks, LLC) and FLN Finance, Inc., as co-obligors and The Bank of New York, as Trustee.

    (b)**   First Supplemental Indenture, dated as of March 31, 1998, among Fox
            Sports Networks, LLC (f/k/a Fox/Liberty Networks, LLC), FLN
            Finance, Inc. and the Bank of New York, as Trustee.

 4.4*       Senior Notes Registration Rights Agreement, dated as of August 25,
            1997, among Fox Sports Networks, LLC (f/k/a Fox/Liberty Networks,
            LLC) and FLN Finance, Inc., as Issuers and Merrill Lynch, Pierce,
            Fenner & Smith Incorporated and Bear, Stearns & Co. Inc., as
            Initial Purchasers.

 4.5*       Senior Discount Notes Registration Rights Agreement, dated as of
            August 25, 1997, among Fox Sports Networks, LLC (f/k/a Fox/Liberty
            Networks, LLC) and FLN Finance, Inc., as Issuers and Merrill Lynch,
            Pierce, Fenner & Smith Incorporated and Bear, Stearns & Co. Inc., as Initial Purchasers.

 Exhibit No Description of Exhibit
 ---------- ----------------------
  4.6*      Senior Notes Liquidated Damages Agreement, dated as of August 25,
            1997, among Fox Sports Networks, LLC (f/k/a Fox/Liberty Networks,
            LLC) and FLN Finance, Inc., as Issuers and Merrill Lynch & Co.,
            Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear,
            Stearns & Co. Inc., as Initial Purchasers.

  4.7*      Senior Discount Notes Liquidated Damages Agreement, dated as of
            August 25, 1997, among Fox Sports Networks, LLC (f/k/a Fox/Liberty
            Networks, LLC) and FLN Finance, Inc., as Issuers and Merrill Lynch
            & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear,
            Stearns & Co. Inc., as Initial Purchasers. Senior Notes Deposit
            Agreement, dated as of August 25, 1997, among Fox Sports Networks,
            LLC (f/k/a Fox/Liberty Networks, LLC) and FLN Finance, Inc., and
            The Bank of New York, as Securities Intermediary and as Trustee.

  4.8*      Senior Notes Deposit Agreement, dated as of August 25, 1997, among
            Fox Sports Networks, LLC (f/k/a Fox/Liberty Networks, LLC) and FLN
            Finance, Inc., and The Bank of New York, as Securities Intermediary and as Trustee.

  4.9*      Senior Discount Notes Deposit Agreement, dated as of August 25,
            1997, among Fox Sports Networks, LLC (f/k/a Fox/Liberty Networks,
            LLC) and FLN Finance, Inc., and The Bank of New York, as Securities
            Intermediary and as Trustee.

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

 10.2*      Operating Agreement of Fox Sports RPP Holdings, LLC, dated June 20,
            1997, by and among Fox Sports Networks, LLC (f/k/a Fox/Liberty
            Networks LLC, Liberty Sports Member, Inc. and Fox Regional Sports
            Member, Inc.

 10.3*      Operating Agreement of FX Networks, LLC (f/k/a Liberty/Fox FX
            Operations LLC), dated April 29, 1996, by and among Liberty/Fox
            U.S. Sports LLC, Liberty FX, Inc. and FX Holdings, Inc.

 10.4(a)*   Operating Agreement of Fox Sports Networks, LLC (f/k/a Fox/Liberty
            Networks, LLC, f/k/a Liberty/Fox U.S. Sports LLC), dated April 29,
            1996, by and among LMC Newco U.S., Inc., Fox Regional Sports
            Holdings, Inc. and Liberty/Fox Sports Financing LLC.

     (b)*   First Amended and Restated Operating Agreement of Fox Sports
            Networks, LLC (f/k/a Fox/Liberty Networks, LLC), dated December 15,
            1997 by and among LMC Newco U.S., Inc., Fox Regional Sports
            Holdings, Inc. and Liberty/Fox Sports Financing LLC.

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

 10.10(a)*  Credit Agreement, dated as of September 12, 1997, among Fox Sports
            Net, LLC and FX Networks, LLC, as Borrowers, and Fox Sports
            Networks, LLC (f/k/a Fox/Liberty Networks, LLC) and Subsidiary
            Guarantors, as Guarantors, and The Chase Manhattan Bank, as
            Administrative Agent, and Chase Securities Inc., as Syndication
            Agent, and TD Securities (USA) Inc., as Documentation Agent.

 Exhibit No    Description of Exhibit
 ----------    ----------------------
      (b)*     Form of Amendment and Restated Credit Agreement, dated as of
               December 15, 1997, among Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC, as Borrowers, and Fox Sports
               Networks, LLC (f/k/a Fox/Liberty Networks, LLC) and The Chase
               Manhattan Bank, as Administrative Agent, Chase Securities Inc.,
               as Syndication Agent, and TD Securities (USA) Inc., as
               Documentation Agent.

      (c)**    First Amendment to the Credit Agreement, dated as of April 20,
               1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
               RPP Holdings, LLC, as Borrowers and Fox Sports Networks, LLC
               (f/k/a Fox/Liberty Networks, LLC) and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication
               Agent and TD Securities (USA) Inc., as Documentation Agent.

      (d)**    Second Amendment to the Credit Agreement, dated as of April 24,
               1998, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
               RPP Holdings, LLC, as Borrowers and Fox Sports Networks, LLC
               (f/k/a Fox/Liberty Networks, LLC) and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication
               Agent and TD Securities (USA) Inc., as Documentation Agent.

      (e)****  Third Amendment to the Credit Agreement, dated as of March 9,
               1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
               RPP Holdings, LLC, as Borrowers and Fox Sports Networks, LLC
               (f/k/a Fox/Liberty Networks, LLC) and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Syndication
               Agent and TD Securities (USA) Inc., as Documentation Agent.

      (f)#     Amended and Restated Credit Agreement, dated as of July 15,
               1999, among Fox Sports Net, LLC, FX Networks, LLC, Fox Sports
               RPP Holdings, LLC, as Borrowers and Fox Sports Networks, LLC and
               19th Holdings Corporation, as Lender.

      (g)### Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 3, 2000, among Fox Sports Net, LLC, FX
               Networks, LLC, Fox Sports RPP Holdings, LLC, as Borrowers, Fox
               Sports Networks, LLC and 19TH Holdings Corporation as Lender.

 10.12***+     Employment Agreement between Fox Sports Networks, LLC (f/k/a
               Fox/Liberty Networks, LLC f/k/a Liberty/Fox U.S. Sports LLC) and
               Jeff Shell, dated February 4, 1998.

 10.14##+      Employment Agreement, dated effective May 1, 2000, between Fox
               Cable Networks Services, LLC (f/k/a Fox Cable Networks Services,
               LLC) and Robert Thompson.

 10.15##+      Employment Agreement, dated effective February 1, 2000, between
               Fox Sports Net, LLC and Tracy Dolgin.

 10.16(a)***++ Fox Sports Networks, LLC (f/k/a Fox/Liberty Networks, LLC)
               Equity Appreciation Rights Plan for Management and Key
               Employees, effective as of May 1, 1996.

      (b)#++   Amendment to Fox Sports Networks, LLC Equity Appreciation Rights
               Plan for Management and Key Employees, effective as of June 30,
               1999.

 10.17(a)@     Purchase Agreement dated as of August 28, 2000 by and among ARC,
               Comcast and Fox Entertainment Group.

      (b)@     Asset Purchase Agreement dated as of June 30, 2000 between
               Viacom and Comcast.

      (c)@     Amendment No. 1 to the Asset Purchase Agreement dated as of June
               30, 2000.

      (d)@     Amendment No. 2 to the Asset Purchase Agreement dated as of June
               30, 2000.

      (e)@ Assignment and Assumption Agreement, dated as of August 28, 2000 among Viacom, Comcast, Fox Sports Net Minnesota and Fox
               Entertainment Group.

 10.18+        Employment Agreement, dated effective November 1, 2000, between
               Fox Cable Networks Services, LLC and Louis LaTorre.

 21            Subsidiaries of Registrant.

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

## Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

### Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

@ Incorporated by reference to the Company's Current Report on Form 8-K as of February 14, 2001.

+    Denotes an employment contract.

++   Denotes a compensation plan.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K/A with the Securities and Exchange Commission on April 27, 2001 related to the acquisition of certain assets and liabilities of Midwest Sports Channel. The Form 8-K/A includes the audited financial statements of Midwest Sports Channel for the years ended December 31, 2000, 1999, and 1998.

                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          FOX SPORTS NETWORKS, LLC
Dated: September 28, 2001
                                                    /s/ Jeff Shell
                                          By: _________________________________
                                                       Jeff Shell
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

                                                 /s/ Andrew R. Hubsch
                                          By: _________________________________
                                                    Andrew R. Hubsch
                                                Vice President, Treasurer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

                 Signature                            Title                   Date
                 ---------                            -----                   ----


  Fox Regional Sports Holdings, Inc.        Member of Fox Sports       September 28, 2001
                                            Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President


  Fox Regional Sports Holdings II, Inc.     Member of Fox Sports       September 28, 2001
                                            Networks, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

  Fox Sports Net Financing, LLC             Member of Fox Sports       September 28, 2001
                                            Networks, LLC

  By: Fox Regional Sports Holdings II, Inc. Member of Fox Sports Net   September 28, 2001
                                            Financing, LLC
   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

  By: Fox Regional Sports Holdings, Inc.    Member of Fox Sports Net   September 28, 2001
                                            Financing, LLC

   /s/ Raymond L. Parrish
By: _____________________________
       Raymond L. Parrish
         Vice President

                            FOX SPORTS NETWORKS, LLC

                                    INDEX TO
                              FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fox Sports Networks, LLC
  Consolidated Financial Statements....................................... F-2
  Report of Independent Public Accountants................................ F-3
  Consolidated Balance Sheets as of June 30, 2001 and 2000................ F-4
  Consolidated Statements of Operations for the Periods ended June 30,
   2001, 2000 and 1999 and December 31, 1998.............................. F-5
  Consolidated Statements of Members' Equity for the Periods ended June
   30, 2001, 2000 and 1999 and December 31, 1998.......................... F-6
  Consolidated Statements of Cash Flows for the Periods ended June 30,
   2001, 2000 and 1999 and December 31, 1998.............................. F-7
  Notes to Consolidated Financial Statements as of June 30, 2001.......... F-8

Financial Statement Schedules
  Report of Independent Public Accountants on Schedules................... S-2
  Schedule I--Condensed Balance Sheets as of June 30, 2001 and 2000....... S-3
  Schedule I--Condensed Statements of Operations for the Periods ended
   June 30, 2001, 2000 and 1999 and December 31, 1998..................... S-4
  Schedule I--Condensed Statements of Cash Flows for the Periods ended
   June 30, 2001, 2000 and 1999 and December 31, 1998..................... S-5
  Schedule I--Notes to Condensed Financial Information as of June 30,
   2001................................................................... S-6
  Schedule II--Valuation and Qualifying Accounts for the Periods ended
   June 30, 2001, 2000, and 1999 and December 31, 1998.................... S-7

                            FOX SPORTS NETWORKS, LLC

                       CONSOLIDATED FINANCIAL STATEMENTS

                          As of June 30, 2001 and 2000

                 With Report of Independent Public Accountants

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of Fox Sports Networks, LLC:

We have audited the accompanying consolidated balance sheets of Fox Sports Networks, LLC and subsidiaries, (a Delaware limited liability company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, members' equity and cash flows for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Sports Networks, LLC and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
August 16, 2001

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and 2000
                             (Dollars in thousands)

                                                           June 30,   June 30,
                                                             2001       2000
                                                          ---------- ----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $   11,162 $   25,891
  Trade and other receivables, net of allowance for
   doubtful accounts of $8,789 and $9,621 at June 30,
   2001 and 2000.........................................    230,483    184,906
  Receivables from equity affiliates, net................     22,402        485
  Program rights, net....................................    177,397    127,667
  Prepaid expenses and other current assets..............     32,366     29,322
                                                          ---------- ----------
    Total current assets.................................    473,810    368,271
Property and equipment, net..............................     72,119     58,186
Investments in affiliates................................    934,797    952,723
Program rights...........................................    160,397    138,262
Excess cost, net.........................................    476,795    480,087
Other assets.............................................     60,377     43,633
                                                          ---------- ----------
    Total Assets......................................... $2,178,295 $2,041,162
                                                          ========== ==========

             LIABILITIES AND MEMBERS' EQUITY
             -------------------------------
Current liabilities:
  Accounts payable and accrued expenses.................. $  180,060 $  184,155
  Program rights payable.................................    142,915     79,688
  Current portion of long-term debt......................      2,636      2,470
  Accrued interest.......................................     18,188     16,988
  Other current liabilities..............................      9,925     11,532
                                                          ---------- ----------
    Total current liabilities............................    353,724    294,833
Non-current program rights payable.......................     86,613    107,310
Long-term debt, net of current portion...................  1,676,859  1,588,914
Minority interest........................................      2,474     25,412
Commitments and contingencies
Members' equity..........................................     58,625     24,693
                                                          ---------- ----------
    Total Liabilities and Members' Equity................ $2,178,295 $2,041,162
                                                          ========== ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Periods Ended June 30, 2001, 2000 and 1999
                             and December 31, 1998
                             (Dollars in thousands)

                                                        Six months
                                 Year ended  Year ended   ended     Year ended
                                  June 30,    June 30,   June 30,  December 31,
                                    2001        2000       1999        1998
                                 ----------  ---------- ---------- ------------
Revenues:
  Programming................... $  505,227   $424,401   $171,085    $301,734
  Advertising...................    281,006    262,174    108,318     183,769
  Direct broadcast..............    165,863    137,420     56,725     121,759
  Other.........................     54,008     47,671     28,125      47,932
                                 ----------   --------   --------    --------
                                  1,006,104    871,666    364,253     655,194
                                 ----------   --------   --------    --------
Expenses:
  Operating.....................    713,019    614,980    296,059     485,276
  General and administrative....     91,073     75,834     39,264      90,662
  Depreciation and
   amortization.................     59,850     48,094     12,239      21,662
                                 ----------   --------   --------    --------
                                    863,942    738,908    347,562     597,600
                                 ----------   --------   --------    --------
Operating income................    142,162    132,758     16,691      57,594
                                 ----------   --------   --------    --------
Other (income) expenses:
  Interest, net.................    145,349    129,640     54,781     110,425
  Subsidiaries' income tax
   expense, net.................        391      2,039        233       1,456
  Loss on sale of assets........        140        604      2,767         121
  Equity (income) loss of
   affiliates, net..............       (494)     6,345     11,160       5,913
  Gain on sale of equity
   affiliate....................    (40,805)       --         --          --
  Other, net....................       (280)      (137)       471      (1,478)
  Minority interest.............      3,929      5,320      1,736       3,225
                                 ----------   --------   --------    --------
                                    108,230    143,811     71,148     119,662
                                 ----------   --------   --------    --------
Net income (loss)............... $   33,932   $(11,053)  $(54,457)   $(62,068)
                                 ==========   ========   ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

               For the Periods Ended June 30, 2001, 2000 and 1999
                             and December 31, 1998
                             (Dollars in thousands)

                            Fox Regional      Fox Sports    Fox Regional   Total
                               Sports       Net Financing,     Sports     Members'
                          Holdings II, Inc.      LLC       Holdings, Inc.  Equity
                          ----------------- -------------- -------------- --------
BALANCE, DECEMBER 31,
 1997...................      $(52,331)        $168,633       $ 35,969    $152,271
  Net loss..............       (19,144)         (23,780)       (19,144)    (62,068)
                              --------         --------       --------    --------
BALANCE, DECEMBER 31,
 1998...................       (71,475)         144,853         16,825      90,203
  Net loss..............       (16,796)         (20,865)       (16,796)    (54,457)
                              --------         --------       --------    --------
BALANCE, JUNE 30, 1999..       (88,271)         123,988             29      35,746
  Net loss..............        (3,409)          (4,235)        (3,409)    (11,053)
                              --------         --------       --------    --------
BALANCE, JUNE 30, 2000..       (91,680)         119,753         (3,380)     24,693
  Net income............        10,466           13,000         10,466      33,932
                              --------         --------       --------    --------
BALANCE, JUNE 30,
 2001...................      $(81,214)        $132,753       $  7,086    $ 58,625
                              ========         ========       ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Periods Ended June 30, 2001, 2000 and 1999
                             and December 31, 1998
                             (Dollars in thousands)

                                   Year ended  Year ended  Six months  Year ended
                                    June 30,    June 30,   ended June December 31,
                                      2001        2000      30, 1999      1998
                                   ----------  ----------  ---------- ------------
Cash flows from operating
 activities:
  Net income (loss)..............  $  33,932   $ (11,053)   $(54,457)   $(62,068)
  Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
    Depreciation and
     amortization................     59,850      48,094      12,239      21,662
    Interest accretion and
     amortization of debt
     issuance costs..............     35,839      33,247      15,660      29,868
    Loss on sale of assets.......        140         604       2,767         121
    Equity (income) loss of
     affiliates..................       (494)      6,345      11,160       5,913
    Gain on sale of equity
     affiliate...................    (40,805)        --          --          --
    Minority interest............      3,929       5,320       1,736       3,225
  Changes in operating assets and
   liabilities:
    Trade and other receivables..    (37,085)    (13,916)    (13,441)     (1,373)
    Program rights...............    (69,542)    (54,149)    (16,578)    (65,871)
    Prepaid expenses and other
     operating assets............    (30,945)    (42,024)      8,875       1,044
    Accounts payable and accrued
     expenses....................     (9,402)    (28,999)     37,417     (14,529)
    Program rights payable.......     42,530      14,314     (10,872)     46,278
    Other operating liabilities..       (407)        431     (10,568)      9,553
                                   ---------   ---------    --------    --------
      Net cash used in operating
       activities................    (12,460)    (41,786)    (16,062)    (26,177)
                                   ---------   ---------    --------    --------
Cash flows from investing
 activities:
  Advances from equity
   affiliates....................     12,805      33,006       3,883      96,084
  Advances to equity affiliates..    (35,304)    (36,770)    (14,198)    (92,913)
  Proceeds from sale of equity
   affiliate.....................     31,030         --          --          --
  Proceeds from sale of property
   and equipment.................      1,011         --          --          --
  Purchases of property and
   equipment.....................    (35,010)    (20,188)     (9,942)    (14,665)
  Distributions from equity
   affiliates....................     35,370      11,892       6,752      40,051
  Investments in equity
   affiliates....................    (22,175)    (35,940)    (23,063)    (67,671)
  Acquisitions, net of cash
   acquired......................    (39,874)        --          --       (3,618)
  Proceeds from sale of
   investment....................        --          --          --          900
                                   ---------   ---------    --------    --------
      Net cash used in investing
       activities................    (52,147)    (48,000)    (36,568)    (41,832)
                                   ---------   ---------    --------    --------
Cash flows from financing
 activities:
  Borrowings of long-term debt...    698,448     491,875      92,000     155,000
  Repayment of long-term debt....   (643,830)   (432,823)    (22,423)    (91,713)
  Distribution to minority
   shareholder of subsidiary.....     (4,740)     (2,520)       (720)     (1,920)
                                   ---------   ---------    --------    --------
      Net cash provided by
       financing activities......     49,878      56,532      68,857      61,367
                                   ---------   ---------    --------    --------
Net (decrease) increase in cash
 and cash equivalents............    (14,729)    (33,254)     16,227      (6,642)
Cash and cash equivalents,
 beginning of period.............     25,891      59,145      42,918      49,560
                                   ---------   ---------    --------    --------
Cash and cash equivalents, end of
 period..........................  $  11,162   $  25,891    $ 59,145    $ 42,918
                                   =========   =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                            (Dollars in thousands)

(1) Organization

  Fox Sports Networks, LLC (formerly Fox/Liberty Networks, LLC), a Delaware limited liability company, (together with its subsidiaries, the "Company") was formed in April 1996, to own and operate programming services featuring predominantly sports and sports related programming, as well as a national general entertainment programming service.

  Liberty Sports, Inc. ("LSI") (a predecessor operation) contributed its interest in regional sports programming businesses (which then operated under the name "Prime Sports"), interests in non-managed sports businesses, satellite distribution services and technical facilities. Fox Entertainment Group, Inc. ("Fox") and its subsidiaries contributed cash, all of its assets and liabilities in the FX cable network (a predecessor operation), and certain assets related to regional sports programming.

  In July 1999, The News Corporation Limited ("TNCL") acquired substantially all of LSI's interest in the Company and then transferred this interest to Fox in exchange for common stock.

  The Company's members as of June 30, 2001 are:

                                                                     Interest
                                                                     --------
   Fox Regional Sports Holdings, Inc. ("FRSH") .....................  30.843%
    (a wholly-owned indirect subsidiary of Fox, a majority owned subsidiary of News America Incorporated ("NAI"), a wholly-owned subsidiary of TNCL
   Fox Regional Sports Holdings II, Inc. ("FRSH II")................  30.843%
    (a wholly-owned subsidiary of Fox) (formerly LMC Newco U.S.,
     Inc.)
   Fox Sports Net Financing, LLC....................................  38.314%
                                                                     -------
    (50% owned by each of FRSH and FRSH II)
                                                                     100.000%
                                                                     =======

(2) Significant Accounting Policies

 (a) Basis of Presentation

  The accompanying consolidated financial statements include the operations of the Company and those majority-owned subsidiaries and entities for which there is a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The subsidiaries consolidated include the following intermediary holding companies and their subsidiaries:

  Fox Sports Net, LLC, which is comprised of the following:

     --Fox Sports Net West, LLC         --Liberty/Fox ARC, LP
     --Fox Sports Net Northwest, LLC    --Liberty/Fox Southeast, LLC
     --Liberty/Fox Sunshine, LLC        --Fox Sports Net Utah, LLC
     --Fox Sports Net Detroit, LLC      --Fox Sports Net Arizona, LLC
     --Fox Sports Net Canada Holdings,
      LLC                               --Fox Cable Networks Services, LLC
     --Fox Sports Net Bay Area
      Holdings, LLC                     --Fox Sports Net Pittsburgh, LLC
     --Fox Sports Net Minnesota
      Holdings, LLC                     --Fox Sports Net Chicago Holdings, LLC
     --Fox Sports Digital Nets, LLC     --Fox Sports Net Distribution, LLC
  FX Networks, LLC
  Fox Sports RPP Holdings, LLC

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


  In July 1999, in connection with Fox's acquisition of LSI's interest in the Company (See Note 1), voting control of certain majoriy-owned subsidiaries of the Company, previously held by Liberty Media Corporation ("Liberty"), was acquired by Fox and, accordingly, these subsidiaries, are consolidated commencing in the year ended June 30, 2000 (See Note 3(d)). These majority-owned subsidiaries, which were previously accounted for using the equity method of accounting, are:

  Fox Sports Net Pittsburgh, LLC (formerly Liberty/Fox KBL LP)
  Fox Sports Net Chicago Holdings, LLC (formerly Fox/Liberty Chicago LP)
  Fox Sports Net Bay Area Holdings, LLC (formerly Fox/Liberty Bay Area LP) Fox Sports Net Minnesota Holdings, LLC (formerly Fox/Liberty Upper Midwest
  LP)
  Fox Sports Net Distribution, LLC (formerly Fox/Liberty Distribution LP)

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

 (d) Property and Equipment

  Property and equipment are stated at cost, which includes acquisition costs allocated to tangible assets acquired. Depreciation is provided using the straight-line method over an estimated useful life of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

 (e) Other Assets

  At June 30, 2001 and 2000 other assets included $13,473 and $14,845, respectively, of debt issuance costs related to the issuance of Senior Notes and Senior Discount Notes (see Note 7(b)) and $2,815 and $3,789 respectively, of debt issuance costs related to a credit facility (see Note 7(a)). These costs are amortized using

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)

the effective interest method over the term of the respective debt instrument. Amortization expense was $2,346, $2,346, $1,147 and $2,321 in the aggregate for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999 and the year ended December 31, 1998 respectively, and is included in interest expense.

 (f) Investments in Affiliates

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

 (g) Excess Cost

  Excess cost represents the difference between the cost of acquiring programming entities and amounts assigned to their tangible and intangible net assets. Such amounts are amortized on a straight-line basis over 40 years. Amortization expense was $14,197, $13,878, $7,037, and $14,300, for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. At June 30, 2001 and 2000 excess cost, net included accumulated amortization of $120,888 and $106,691 respectively.

 (h) Long-Lived Assets

  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of the carrying amount of its long-lived assets and certain identifiable intangibles to be held and used by the Company. Such reviews are performed periodically or whenever events or changes in circumstances indicate full recoverability is questionable and on an individual business-entity basis. The recoverable amount is defined by the net amount expected to be recovered from operating cash inflows and outflows arising from an asset's continued use and subsequent disposal.

  Assessment of any impairment would include a comparison of undiscounted estimated future cash flows anticipated to be generated during the remaining amortization period to the net carrying value. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount over, but not limited to, the amount of the discounted estimated operating cash flows. Certain other factors used in ascertaining the estimated fair market value of such assets include operating income before interest and taxes, television ratings and subscriber numbers. Should the review determine impairment, the loss will be recognized through the statement of operations as part of income from continuing operations and the corresponding asset value will be reduced.

 (i) Revenues

  Revenue from programming represents monthly subscriber fees received from cable system operators and is recognized as earned. Revenue from direct broadcast represents monthly subscriber fees received from direct-

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)

to-home satellite operators and is recognized as earned. Advertising revenue is recognized upon airing of commercials.

 (j) Non-Monetary Transactions

  The Company trades commercial advertising spots in return for programming and other consideration. These trades are recorded at the fair value of the asset surrendered or the fair value of the asset obtained, whichever is more clearly evident. These transactions resulted in the recording of approximately $1,033, $9,254, $5,798, and $4,173, in both advertising revenue and programming expenses during the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.

 (k) Income Taxes

  No provision has been made for federal, state or foreign income taxes, as the liability for such income taxes is the responsibility of the members.

 (l) Segment Reporting

  The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.

  The Company manages and reports its activities in one business segment, Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States and Canada.

  The Company's reportable operating segment has been determined in accordance with the Company's internal management structure, which is organized based on operating activities. Should the internal management structure of the Company change, the reportable operating segments of the Company will likewise change.

 (m) Major Customers

  The Company recognized revenue from one customer which represented 13.4%, 14.5%, 11.8%, and 14.3%, of consolidated revenues for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998. Revenue recognized from a second customer represented 11.3% and 11.4% for the years ended June 30, 2001 and 2000.

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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


 (o) Reclassifications

  Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

 (p) Fiscal Year

  Beginning in the year ended June 30, 2000, the Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. The years ended June 30, 2001 and 2000 represent a 52-week period and a 53-week period, respectively.

 (q) New Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141"). This statement changes the accounting rules that apply to business combinations and is applicable to acquisitions subsequent to June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the consolidated financial statements.

  In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting rules that apply to goodwill and intangible assets. Under SFAS 142, new goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should no longer be amortized. Existing goodwill and intangible assets with indefinite lives acquired prior to June 30, 2001 should no longer be amortized in fiscal years starting after December 15, 2001. The Company plans to adopt SFAS 142 on July 1, 2002. The Company is in the process of evaluating the impact SFAS 142 will have on the consolidated statement of operations.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended December 31, 1998 is as follows:

                                                                       Fit TV(a)
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
                                                                        =======

--------
(a) In April 1998, the Company completed the acquisition of Fit TV Partnership, with an effective date as of January 1, 1998, in which the Company paid $15,000 to Cable Health TV, Inc. in 1997 and $1,875 each to Reebok CHC, Inc. and Liberty CHC, Inc., representing 100% capital interest and a 92% profit interest in Fit TV Partnership, and accordingly, has been consolidated with the Company. An 8% minority profit interest in Fit TV Partnership was acquired by a third party. Had the capital interest been acquired at January 1, 1997 with respect to the year ended December 31, 1997, the pro forma revenue would have increased by $4,074 respectively, and net loss would have increased by $7,561. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the six months ended June 30, 1999 is as follows:

                                                                      Fit TV(b)
                                                                      ---------
   Fair value of net assets disposed:
     Accounts receivable............................................. $ (1,341)
     Prepaid program rights..........................................   (1,300)
     Prepaid expenses................................................     (274)
     Property and equipment, net.....................................      (57)
     Excess cost.....................................................  (20,131)
     Other assets....................................................      (32)
     Accounts payable and accrued expenses...........................    5,785
     Program rights payable..........................................      278
                                                                      --------
                                                                       (17,072)
   Satisfied by:
     Receivable......................................................   14,500
                                                                      --------
   Loss on sale ..................................................... $ (2,572)
                                                                      ========

--------
(b) In May 1999, the Company recorded a receivable from an afffilitate of Fox in connection with the sale of Fit TV Partnership.

(c) In April 1999, the Company received notes receivable of $19,635 as a distribution from Liberty/Fox KBL LP.

  Supplemental disclosure of cashflow information and non-cash investing and financing activities for the year ended June 30, 2000 is as follows:

(d) The consolidation of certain majority-owned subsidiaries previously accounted for using the equity method (see Note 2(a)) is a non-cash investing activity that resulted in increases to various assets and liabilities on the Company's consolidated balance sheet that are not reflected in the consolidated statements of cash flows for the year ended June 30, 2000. Such increases primarily consisted of a $78,072 increase in investments in equity affiliates, a $47,171 decrease in receivables from equity affiliates, a $483 increase in property and equipment, net and a $20,405 increase in minority interest.

(e) Debt increased by $51,940 related to accrued interest on the 19th Holdings Corporation (a wholly owned subsidiary of Fox) note (see Note 7(a)).

  Supplemental disclosure of cash flow information and non-cash investing and financing activities for the year ended June 30, 2001 is as follows:

(f) In July 2000, Fox contributed the minority interest it held in certain subsidiaries consolidated by the Company. As a result, the Company recorded a decrease in excess cost, net and minority interest of $22,127.

(g) Included in other assets is a non-cash amount of $15,000 related to cable carriage arrangements for the distribution of programming services of the Company, received in conjunction with the sale of Home Team Sports Limited Partnership ("HTS") (see Note 10).

(h) Debt increased by $68,487 for the year ended June 30, 2001, related to accrued interest on the debt outstanding under the 19th Facility.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


(i) In February 2001, the Company acquired certain assets and assumed certain liabilities of Midwest Sports Channel ("MSC") (see Note 10). This transaction resulted in increases of $8,492 in trade and other receivables, net, $582 in advances to equity affiliates, $2,323 in program rights, $1,496 in property and equipment, net, $33,032 in excess cost, $420 in Other assets, and $5,307 in accounts payable and accrued expenses. Had the transaction occurred at July 1, 2000 with respect to the year ended June 30, 2001, the pro forma revenue would have increased by approximately $26,000 (unaudited) and net income would have increased by $4,300 (unaudited). These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

  Cash paid for interest was $44,375, $47,598, $46,426, and $76,154, for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.

(4) Related Party Transactions

  For the years ended June 30, 2001 and 2000, the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of Fox and for the six months ended June 30, 1999, and the year ended December 31, 1998 the Company recognized the following revenue and expenses as a result of arms-length transactions with affiliates of LSI and
Fox:

                            Year ended Year ended Six months ended  Year ended
                             June 30,   June 30,      June 30,     December 31,
                               2001       2000          1999           1998
                            ---------- ---------- ---------------- ------------
   Revenues:
     Programming...........  $    --     $  3,845     $43,521        $93,922
     Advertising...........     3,922       1,948         895          1,523
     Other.................    19,606      21,976      14,240         19,606
   Expenses:
     Operating.............   123,400     108,788      31,997         62,216
     General and
      administrative.......     2,411       4,691       3,202          2,775
   Interest:
     Interest income.......       --           77         165            351
     Interest expense......       --          --          --              25

  At June 30, 2001 and 2000 receivables from related parties were $15,922 and $23,138, respectively, and payables to related parties were $23,838 and $14,794, respectively.

  The Company has a non exclusive, royalty-free license from affiliates of Fox to use the "FOX" brand name and certain related artwork in connection with the Company's business.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)

(5) Property and Equipment

  Property and equipment at June 30, 2001 and 2000 consisted of the following:

                                                             June 30,  June 30,
                                                               2001      2000
                                                             --------  --------
   Studio and production equipment.......................... $105,245  $ 79,720
   Office equipment.........................................   25,610    21,989
   Construction in progress.................................      --      2,154
   Other....................................................   17,147    11,092
                                                             --------  --------
                                                              148,002   114,955
   Accumulated depreciation.................................  (75,883)  (56,769)
                                                             --------  --------
                                                             $ 72,119  $ 58,186
                                                             ========  ========

(6) Investments Accounted for Under the Equity Method

 (a) Summarized Data for Significant Equity Affiliates

  Summarized unaudited financial information for significant equity affiliates, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                          Combined Financial Position

                                                           June 30,   June 30,
                                                             2001       2000
                                                          ---------- ----------
   Current assets........................................ $  451,171 $  471,501
   Non-current assets....................................  1,900,196  2,001,236
                                                          ---------- ----------
   Total assets.......................................... $2,351,367 $2,472,737
                                                          ========== ==========

   Current liabilities................................... $  322,187 $  322,500
   Non-current liabilities...............................    579,245    643,125
   Members' equity.......................................  1,449,935  1,507,112
                                                          ---------- ----------
   Total liabilities and equity.......................... $2,351,367 $2,472,737
                                                          ========== ==========

                              Combined Operations

                                                        Six months
                                  Year ended Year ended   ended     Year ended
                                   June 30,   June 30,   June 30,  December 31,
                                     2001       2000       1999        1998
                                  ---------- ---------- ---------- ------------
   Revenues...................... $1,448,091 $1,373,492  $454,885    $783,156
   Operating income (loss).......     11,944     25,868   (27,904)    (65,062)
   Net income (loss).............        433     15,583   (21,634)    (29,834)

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


 (b) Unconsolidated Affiliates

  The Company's investments in equity affiliates consist principally of the following: 40% of Regional Programming Partners ("RPP"), 50% of National Sports Partners ("NSP"), 50% of Sports Channel Pacific Associates ("Bay Area"), 50% of Sports Channel Chicago Associates ("Chicago"), 48.5% of LMC Sunshine Inc. and 49% of Sunshine Network Joint Venture (together, "Sunshine").

  As of June 30, 2001, the investment in these affiliates was as follows:
RPP - $836,636; NSP - $18,322; Bay Area - $9,962; Chicago - $58,660; and
Sunshine-$9,356.

  Prior to the contribution of certain majority owned entities to the Company in connection with the formation of the Company (see Note 1), there were certain regional networks that were wholly owned and consolidated by LSI. Upon contribution of these entities to the Company, LSI retained management control through a general partnership minority interest. Until July 1999, these operations were not consolidated by the Company, although it owned the majority of the limited partnership interests. In connection with Fox's acquisition of LSI's interests in the Company in July 1999, Fox assumed management control of these partnerships and has consolidated these partnerships from that date. (See Notes 2(a) and 3(d)).

  The Company recorded income from its equity in earnings of majority owned affiliates of $6,205 and $13,111 in the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

  The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $324,418 and $328,949 at June 30, 2001 and 2000, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated to $9,124, $9,252, $4,777, and $7,876, during the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively, and is included in the Company's share of equity loss of affiliates.

(7) Debt

  Debt at June 30, 2001 and 2000 is summarized as follows:

                                                          June 30,    June 30,
                                                            2001        2000
                                                         ----------  ----------
   19th Holdings Corporation(a)......................... $  807,608  $  749,990
   Senior Notes(b)......................................    500,000     500,000
   Senior Discount Notes(b).............................    363,965     331,002
   Other................................................      7,922      10,392
                                                         ----------  ----------
                                                          1,679,495   1,591,384
   Less current portion.................................     (2,636)     (2,470)
                                                         ----------  ----------
                                                         $1,676,859  $1,588,914
                                                         ==========  ==========

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


  Annual future minimum maturities of debt are as follows:

   Year ending June 30:
     2002............................................................ $    2,636
     2003............................................................      2,813
     2004............................................................      2,473
     2005............................................................    807,608
     2006............................................................        --
     Thereafter......................................................    863,965
                                                                      ----------
                                                                      $1,679,495
                                                                      ==========

  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on closing prices on June 30, 2001, the fair value of the Company's debt exceeded its carrying amount by approximately $51,000 as of June 30, 2001.

(a) In December 1997, Fox Sports Net, LLC, FX Networks, LLC and Fox Sports RPP Holdings, LLC (together, the "Co-Borrowers"), entered into a credit agreement (the "Credit Agreement") with a group of banks. In July 1999, 19th Holdings Corporation, (a wholly-owned subsidiary of Fox) acquired the debt outstanding under the Credit Agreement and assumed the rights and obligations of the group of banks thereunder. The Company and 19th Holdings Corporation subsequently amended and restated the Credit Agreement and eliminated substantially all of the affirmative and negative covenants other than with respect to the payment of principal and interest (the "19th Agreement"). The 19th Agreement provided for a $400,000 term loan and a $400,000 revolving credit facility ("the Facilities"). In July 2000, the Company and 19th Holdings Corporation amended the 19th Facility to increase the revolving facility to $500,000 and the total facility to $900,000. Borrowings under the Facilities are guaranteed by the Company, the Co-Borrowers and certain subsidiaries of Fox Sports Net, LLC, and are secured by substantially all of the assets of the Company. Borrowings under the facilities bear interest at a fixed rate determined on an annual basis by 19th Holdings Corporation. 19th Holdings Corporation has determined that the rate of interest on this debt through June 2002 shall be 8%. Unpaid interest is added to principal on a monthly basis. The amount of interest added to principal during the years ended June 30, 2001 and 2000 was $68,487 and $51,940, respectively. Amounts outstanding under the revolving credit facility and principal under the term loan are due September 30, 2004.

(b) In August 1997, Fox Sports Networks, LLC (formerly Fox/Liberty Networks,
    LLC) (the "Issuer") privately sold $500,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction (the "Offering") that was exempt from registration under the Securities Act of 1933, as amended ("1933 Act"). In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Issuer exchanged all of the Old Notes for new notes (the "Notes"), which were registered by the Issuer under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Issuer received no proceeds from the issuance of the Notes in the Exchange Offer. Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. Interest accretes to principal prior to the commencement of interest payments. At June 30, 2001, 2000 and 1999 and December 31, 1998, the unamortized discount on the Senior Discount Notes was $41,035, $73,998, $104,214, and $118,122, respectively. Interest expense, resulting from the amortization of the discount, was $32,963, $30,216, $13,908, and $26,547, for the years ended June 30,

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)

   2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Notes are unsecured.

  Interest expense was $149,618, $130,870, $56,052 and $112,961, for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. Interest income was $4,269, $1,230, $1,271, and $2,536, for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.

(8) Additional Interests Earned by Company's Members

  The Company consists of numerous limited liability companies, general and limited partnerships and corporations. The equity ownership of individual entities in the chain of entities holding interests in certain regional sports networks and FX Networks, LLC include interests held directly by affiliates of Fox. Certain regional sports networks and FX Networks, LLC are owned by the Company through a chain of entities in which the Company has a direct or indirect interest of approximately 99%, with the remaining fractional interests being held by the affiliates of Fox.

(9) 401(k) Plan

  During 1997, the Company implemented a defined contribution plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering most of the employees of the Company. Under the 401(k) Plan, participating employees may elect to defer a portion of their compensation. The Company makes contributions to the 401(k) Plan based on a percentage of employee contributions. Maximum employee and Company contributions are limited by Internal Revenue Code regulations and by specific 401(k) Plan provisions. For the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, the Company contributed $6,101, $5,771, $3,186, and $4,757, respectively, to the 401(k) Plan.

(10) Acquisition and Disposal

  In February 2001, the Company acquired certain assets and assumed certain liabilities of Midwest Sports Channel ("MSC"), a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin areas, from Viacom Inc. ("Viacom") pursuant to an Assignment and Assumption Agreement (the "Agreement") between the Company, Viacom and Comcast Corporation ("Comcast"). The Agreement assigned Comcast's rights and obligations to purchase MSC from Viacom to the Company. The Company paid a total of $34,874 of cash to Viacom and Comcast for the acquired net assets of MSC and incurred other costs of $5,000 which were capitalized, the source of which was borrowings under the 19th Facility.

  Concurrent with the above transaction, the Company sold its 34.298% interest in HTS to Comcast for $31,030 in cash and $15,000 in cable distribution arrangements related to the distribution of the Company's programming services, which resulted in recording a gain on sale of affiliate of $40,805 in other income. The excess of the net purchase price over the net assets acquired of $33,032 is reflected within excess cost, net.

  Subsequent to the completion of the MSC transaction, the Company rebranded the regional sports network as Fox Sports Net and has continued to operate the regional network under the name Fox Sports Net North. The acquisition has been accounted for as a purchase business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation within twelve months from the date of acquisition.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


(11) Equity Appreciation Rights Plan

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

  There were no grants under the Plan during the years ended June 30, 2001 and 2000. During 1999, the Company granted 18,000 rights at $185. During 1998, the Company granted 28,000 and 18,000 rights at $185 and $135, respectively. During 1997, the Company granted 185,100 rights at $135. The value of the 1999 and 1998 grants were based on an independent valuation and the value of the 1997 grants were based on the initial value determined by the Company's members. At June 30, 2001 and 2000, 23,400 and 28,800 unexercised rights had vested respectively, with a weighted average exercise period of 4.8 years at June 30, 2001. Compensation expense was $1,630, $2,329, $5,150 and $13,526 with respect to vested Appreciation Rights for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

(12) Commitments and Contingencies

 (a) Operating Leases

  The Company leases transponders, office facilities, and equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2010. Future minimum payments by year under noncancelable operating leases with a term of one year or more consist of the following at June 30, 2001:

   Year ending June 30:
     2002.............................................................. $ 26,057
     2003..............................................................   22,261
     2004..............................................................   20,695
     2005..............................................................   19,212
     2006..............................................................   16,040
     Thereafter........................................................   29,594
                                                                        --------
                                                                        $133,859
                                                                        ========

  Total lease expense was approximately $28,938, $27,017, $15,030, and $27,396 for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 June 30, 2001
                            (Dollars in thousands)


 (b) Long-term Program Rights Contracts

  The Company has long-term program rights contracts which require payments through 2010. Future minimum payments, including unrecorded amounts, by year are as follows at June 30, 2001:

   Year ending June 30:
     2002............................................................ $  451,218
     2003............................................................    439,736
     2004............................................................    423,935
     2005............................................................    415,788
     2006............................................................    412,648
     Thereafter......................................................  2,065,587
                                                                      ----------
                                                                      $4,208,912
                                                                      ==========

  The Company licenses television and feature film programming on a long-term basis from various related parties, and accordingly records a program rights asset and payable for the contractual amounts. At June 30, 2001 and 2000, the unamortized program rights were $156,029 and $125,284, respectively, and the program rights payable were $154,952 and $124,462, respectively.

 (c) Litigation

  In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material effect on the Company's financial position or results of operations.

(13) Supplemental Condensed Financial Information (unaudited)

                                                                    Six months
                                                                       ended
                                                                   June 30, 1998
                                                                   -------------
     Revenues.....................................................   $326,023
     Operating income.............................................     23,286
     Net loss.....................................................     27,298

                            FOX SPORTS NETWORKS, LLC

                         FINANCIAL STATEMENT SCHEDULES

                          As of June 30, 2001 and 2000

                 With Report of Independent Public Accountants

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Members of Fox Sports Networks, LLC:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fox Sports Networks, LLC and subsidiaries included elsewhere in this Form 10-K and have issued our report thereon dated August 16, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
August 16, 2001

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                                 BALANCE SHEETS

                             June 30, 2001 and 2000
                             (Dollars in thousands)

                                                              June 30, June 30,
                                                                2001     2000
                                                              -------- --------
                           ASSETS
                           ------
Cash......................................................... $    --  $     38
Investments in subsidiaries..................................  929,548  863,072
Other assets.................................................   13,486   14,845
                                                              -------- --------
  Total Assets............................................... $943,034 $877,955
                                                              ======== ========
               LIABILITIES AND MEMBERS' EQUITY
               -------------------------------
Accrued liabilities.......................................... $ 20,444 $ 22,260
Long-term debt...............................................  863,965  831,002
Members' equity..............................................   58,625   24,693
                                                              -------- --------
  Total Liabilities and Members' Equity...................... $943,034 $877,955
                                                              ======== ========



 The accompanying notes are an integral part of these condensed balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF OPERATIONS

               For the Periods Ended June 30, 2001, 2000 and 1999
                             and December 31, 1998
                             (Dollars in thousands)

                                Year ended  Year ended Six months  Year ended
                                 June 30,    June 30,  ended June December 31,
                                   2001        2000     30, 1999      1998
                                ----------  ---------- ---------- ------------
Interest expense, net.......... $  78,834    $ 76,089   $ 36,817    $ 71,783
Other expenses.................     1,621       1,261      5,150      13,531
Equity (income) loss of
 subsidiaries..................  (114,387)    (66,297)    12,490     (23,246)
                                ---------    --------   --------    --------
Net income (loss).............. $  33,932    $(11,053)  $(54,457)   $(62,068)
                                =========    ========   ========    ========


    The accompanying notes are an integral part of these condensed financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

             SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                            STATEMENTS OF CASH FLOWS

               For the Periods Ended June 30, 2001, 2000 and 1999
                             and December 31, 1998
                             (Dollars in thousands)

                                   Year ended  Year ended Six months  Year ended
                                    June 30,    June 30,  ended June December 31,
                                      2001        2000     30, 1999      1998
                                   ----------  ---------- ---------- ------------
Cash flows from operating
 activities:
 Net income (loss)...............  $  33,932    $(11,053)  $(54,457)  $ (62,068)
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
  Interest accretion and
   amortization of debt issuance
   costs.........................     34,459      30,216     13,908      26,050
  Equity (income) loss of
   affiliates....................   (114,387)    (66,297)    12,490     (23,246)
 Changes in operating assets and
  liabilities:
  Other assets...................       (137)      1,497        721       1,020
  Accrued liabilities............     (1,816)    (13,746)     4,881      14,652
                                   ---------    --------   --------   ---------
    Net cash used in operating
     activities..................    (47,949)    (59,383)   (22,457)    (43,592)
                                   ---------    --------   --------   ---------
Cash flows from investing
 activities:
 Distributions from equity
  affiliates.....................     47,911      59,270     42,871     144,267
 Investments in equity
  affiliates.....................        --          --     (20,400)   (100,538)
                                   ---------    --------   --------   ---------
    Net cash provided by (used
     in) investing activities....     47,911      59,270     22,471      43,729
                                   ---------    --------   --------   ---------
Net (decrease) increase in cash
 and cash equivalents............        (38)       (113)        14         137
Cash and cash equivalents,
 beginning of period.............         38         151        137         --
                                   ---------    --------   --------   ---------
Cash and cash equivalents, end of
 period..........................  $     --     $     38   $    151   $     137
                                   =========    ========   ========   =========


    The accompanying notes are an integral part of these condensed financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF COMPANY

                   NOTES TO CONDENSED FINANCIAL INFORMATION
                                 June 30, 2001
                            (Dollars in thousands)

(1) Debt

  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on closing prices on June 30, 2001, the fair value of the Company's debt exceeded its carrying amount by approximately $51 million as of June 30, 2001.

  In August 1997, Fox Sports Networks, LLC (the "Issuer") privately sold $500,000 aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405,000 aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively the "Old Notes") in a transaction (the "Offering") that was exempt from registration under the Securities Act of 1933, as amended ("1933 Act"). In January 1998, pursuant to an exchange offer (the "Exchange Offer"), the Issuer exchanged all of the Old NOtes for new notes (the "Notes"), which were registered by the Issuer under the 1933 Act. The terms of the Notes are substantially identical to the terms of the Old Notes. The Issuer received no proceeds from the issuance of the Notes in the Exchange Offer. Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. Interest accretes to principal prior to the commencement of interest payments. At June 30, 2001, 2000 and 1999 and December 31, 1998, the unamortized discount on the Senior Discount Notes was $41,035, $73,998, $104,214 and $118,122, respectively. Interest expense, resulting from the amortization of the discount, was $32,963, $30,216, $13,908 and $26,547 for the years ended June 30, 2001 and 2000, the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. The Notes are unsecured.

  Annual future minimum maturities of debt are as follows:

   Year ending June 30:
     2002.............................................................. $     --
     2003..............................................................       --
     2004..............................................................       --
     2005..............................................................       --
     2006..............................................................       --
     Thereafter........................................................  863,965
                                                                        --------
                                                                        $863,965
                                                                        ========

(2) Commitments and Contingencies

  The Company has guaranteed certain obligations of its subsidiaries.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                          Balance at Charged to                        Balance at
                          Beginning  Costs and                           End of
                          of Period   Expenses  Deductions  Other        Period
                          ---------- ---------- ---------- -------     ----------
YEAR ENDED JUNE 30, 2001
  Allowance for doubtful
   accounts.............   $ (9,621)  $ (2,677)  $ 4,408   $  (899)(1)  $ (8,789)
YEAR ENDED JUNE 30, 2000
  Allowance for doubtful
   accounts.............    (21,925)    (8,797)   19,493     1,608 (1)    (9,621)
  Program rights
   reserve..............     (5,058)       --      5,058       --            --
SIX MONTHS ENDED JUNE
 30, 1999
  Allowance for doubtful
   accounts.............     (9,324)   (10,991)    2,253    (3,863)(1)   (21,925)
  Program rights
   reserve..............    (18,727)       --     13,669       --         (5,058)
YEAR ENDED DECEMBER 31,
 1998
  Allowance for doubtful
   accounts.............     (1,714)    (9,109)    1,570       (71)(1)    (9,324)
  Program rights
   reserve..............    (38,344)       --     19,617       --        (18,727)

--------
(1) Represents balances from businesses sold or acquired during the period and balances transferred from other accounts.