Form 10-Q
period 2001-09-30
FOX SPORTS NETWORKS LLC
filed 2001-11-14
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended September 30, 2001.

                                      or

[_]Transition report pursuant to Section 13 of 15(d) of the Securities
   Exchange Act of 1934 for transition period from       to      .

                         Commission File No. 333-38689

                               ----------------

                           FOX SPORTS NETWORKS, LLC
            (Exact name of registrant as specified in its charter)

             Delaware                                    95-4577574
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)



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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 2001 and June 30, 2001
                             (Dollars in thousands)

                                                       September 30,  June 30,
                                                           2001         2001
                                                       ------------- ----------
                                                        (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................  $    8,104   $   11,162
  Trade and other receivables, net of allowance for
   doubtful accounts of $8,863 at September 30, 2001
   and $8,789 at June 30, 2001........................     255,939      230,483
  Receivables from equity affiliates, net.............      25,808       22,402
  Program rights......................................     150,075      177,397
  Prepaid expenses and other current assets...........      38,116       32,366
                                                        ----------   ----------
    Total current assets..............................     478,042      473,810
Property and equipment, net...........................      70,512       72,119
Investments in affiliates.............................     917,439      934,797
Program rights........................................     345,176      160,397
Excess cost, net......................................     473,177      476,795
Other assets..........................................      52,810       60,377
                                                        ----------   ----------
    Total Assets......................................  $2,337,156   $2,178,295
                                                        ==========   ==========
           LIABILITIES AND MEMBERS' EQUITY
           -------------------------------
Current liabilities:
  Accounts payable and accrued expenses...............  $  189,102   $  180,060
  Program rights payable..............................     182,760      142,915
  Current portion of long-term debt...................       2,679        2,636
  Accrued interest....................................       5,894       18,188
  Other current liabilities...........................      10,709        9,925
                                                        ----------   ----------
    Total current liabilities.........................     391,144      353,724
Non-current program rights payable....................     219,657       86,613
Long-term debt, net of current portion................   1,674,582    1,676,859
Minority interest.....................................       2,644        2,474
Commitments and contingencies
Members' equity.......................................      49,129       58,625
                                                        ----------   ----------
    Total Liabilities and Members' Equity.............  $2,337,156   $2,178,295
                                                        ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)

                                                           Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------- ----------
                                                         (unaudited) (unaudited)
Revenues:
  Programming...........................................  $142,757    $116,370
  Advertising...........................................    67,589      63,586
  Direct broadcast......................................    47,221      37,623
  Other.................................................    10,587      15,304
                                                          --------    --------
                                                           268,154     232,883
                                                          --------    --------
Expenses:
  Operating.............................................   176,149     147,587
  General and administrative............................    27,440      21,284
  Depreciation and amortization.........................    16,204      13,869
                                                          --------    --------
Operating income........................................    48,361      50,143
                                                          --------    --------
Other expenses (income):
  Interest, net.........................................    36,924      35,457
  Equity loss (income) of affiliates, net...............    19,473      (3,680)
  Other, net............................................        90          16
  Minority interest.....................................     1,370       1,799
                                                          --------    --------
Net (loss) income.......................................  $ (9,496)   $ 16,551
                                                          ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Three Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)

                                                          Three Months Ended
                                                            September 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------- ----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
  Net (loss) income....................................  $ (9,496)   $ 16,551
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization......................    16,204      13,869
    Interest accretion and amortization of debt
     issuance costs....................................     9,367       8,621
    Loss on disposal of assets.........................        16          17
    Equity loss (income) of affiliates, net............    19,473      (3,680)
    Minority interest..................................     1,370       1,799
  Changes in operating assets and liabilities:
    Trade and other receivables........................   (25,456)    (29,386)
    Program rights.....................................  (157,457)    (30,769)
    Prepaid expenses and other operating assets........    (5,134)    (15,819)
    Accounts payable and accrued expenses..............     9,042     (19,728)
    Program rights payable.............................   172,889      12,145
    Other operating liabilities........................   (11,510)    (11,038)
                                                         --------    --------
      Net cash provided by (used in) operating
       activities......................................    19,308     (57,418)
                                                         --------    --------
Cash flows from investing activities:
  Advances from equity affiliates......................     3,654         999
  Advances to equity affiliates........................    (7,060)    (18,438)
  Purchases of property and equipment..................    (4,581)     (8,695)
  Investments in equity affiliates.....................    (5,314)     (8,828)
  Distributions from equity affiliates.................     3,149      25,358
                                                         --------    --------
      Net cash used in investing activities............   (10,152)     (9,604)
                                                         --------    --------
Cash flows from financing activities:
  Borrowings of long-term debt.........................   160,773     200,569
  Repayment of long-term debt..........................  (171,787)   (128,955)
  Distribution to minority shareholder of subsidiary...    (1,200)        --
                                                         --------    --------
      Net cash (used in) provided by financing
       activities......................................   (12,214)     71,614
                                                         --------    --------
Net (decrease) increase in cash and cash equivalents...    (3,058)      4,592
Cash and cash equivalents, beginning of period.........    11,162      25,891
                                                         --------    --------
Cash and cash equivalents, end of period...............  $  8,104    $ 30,483
                                                         ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2001 (unaudited)
                            (Dollars in thousands)

(1) Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Fox Sports Networks, LLC (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, primarily consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The unaudited condensed consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2002. These interim unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

  The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

  The Company consolidates all subsidiaries in which control is held by either the Company or Fox Entertainment Group, Inc. ("Fox"), its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of a Regional Sports Network ("RSN"), determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have control, the ownership interest is accounted for using the equity method of accounting.

(2) Debt

  Debt at September 30, 2001 and June 30, 2001 is summarized as follows:

                                                       September 30,  June 30,
                                                           2001         2001
                                                       ------------- ----------
                                                        (unaudited)
   19th Holdings Corporation..........................  $   799,595  $  807,608
   Senior Notes.......................................      500,000     500,000
   Senior Discount Notes..............................      372,632     363,965
   Other..............................................        5,034       7,922
                                                        -----------  ----------
                                                          1,677,261   1,679,495
   Less current portion...............................       (2,679)     (2,636)
                                                        -----------  ----------
                                                        $ 1,674,582  $1,676,859
                                                        ===========  ==========

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

(3) Summarized Financial Information

  Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                                           Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------- ----------
                                                         (unaudited) (unaudited)
   Revenues.............................................  $271,292    $302,715
   Operating (loss) income..............................   (39,224)     15,315
   Net (loss) income....................................   (36,415)     10,733

(4) Supplemental Disclosure to Unaudited Condensed Consolidated Statements of Cash Flows

  Cash paid for interest on the Senior Notes was $22,188 for the three months ended September 30, 2001 and 2000. Debt increased by $16,484 and $15,731 in the three months ended September 30, 2001 and 2000, respectively, related to accrued interest on the debt outstanding under the 19th Facility.

(5) Reclassifications

  Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its members or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those risks and uncertainties discussed in this document under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K for the year ended June 30, 2001 under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors discussed in the other documents filed by the Company with the Securities and Exchange Commission. This report should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes set forth elsewhere herein.

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Introduction

  Fox Sports Networks, LLC (together with its subsidiaries, the "Company") was formed to provide cable programming through its interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and through FX Network ("FX"), a general entertainment network. The Company's interests in the sports programming business are derived through its 99.5% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC, while its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The Company was formed in April 1996, pursuant to a 50%/50% joint venture between Fox Entertainment Group, Inc. ("Fox"), a majority owned subsidiary of The News Corporation Limited ("News Corporation") and Liberty Media Corporation ("Liberty").

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

Significant Accounting Practices

 Basis of Presentation

  The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all subsidiaries in which control is held by either the Company or Fox, its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial condition and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

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

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company, at September 30, 2001 and 2000: Arizona RSN, Detroit RSN, Midwest RSN, Northwest RSN, Pittsburgh RSN, Rocky Mountain RSN, South RSN, Southwest RSN, Utah RSN,
West RSN, and West 2 RSN. The North RSN was acquired in February 2001 and is consolidated from the date of its acquisition.

  As of September 30, 2001 and 2000, the following are accounted for using the equity method of accounting: Bay Area RSN, Chicago RSN, RPP, National Advertising Partnership, National Sports Partnership and Sunshine RSN. The D.C./Baltimore RSN was disposed of in February 2001 and was accounted for using the equity method of accounting at September 30, 2000.

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

  In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting rules that apply to goodwill and intangible assets. Under SFAS 142, new goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should no longer be amortized. Existing goodwill and intangible assets with indefinite lives acquired prior to June 30, 2001 should no longer be amortized in fiscal years starting after December 15, 2001. The Company plans to adopt SFAS 142 on July 1, 2002. The Company is in the process of evaluating the impact SFAS 142 will have on the consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002. The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 144 will have on the consolidated financial statements.

Results of Operations

 Three months ended September 30, 2001 as compared with the three months ended September 30, 2000

  Total revenues for the three months ended September 30, 2001 were $268.2 million, an increase of $35.3 million, or 15%, over the three months ended September 30, 2000. Programming revenue was the largest source of revenue, representing 53% of total revenue, or $142.8 million, for the three months ended September 30, 2001. Advertising and direct broadcast revenue represented 25% and 18%, respectively, of total revenue, or $67.6 million and $47.2 million, respectively, for the three months ended September 30, 2001. For the three months ended September 30, 2000, programming revenue was $116.4 million and advertising and direct broadcast revenue were $63.6 and $37.6 million, respectively, or 50%, 27% and 16%, respectively of total revenues.

  Programming, advertising and direct broadcast revenues increased by $26.4 million, $4.0 million and $9.6 million, respectively, in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. These increases represent a 23%, 6% and 26% increase in programming, advertising and direct broadcast revenue, respectively, between the periods.

  The increase in programming revenue of 23% is comprised primarily of increases in the average rate per subscriber at the RSNs, a 28% increase in cable subscribers at FX and the acquisition of the North RSN. The financial results of the North RSN are not included in the three months ended September 30, 2000, as the RSN was acquired in February 2001. The increase in advertising revenue of 6% is primarily comprised of a 15% increase in advertising revenue at FX and the acquisition of the North RSN, partially offset by a 4% decrease in advertising revenue of the remaining RSNs. Advertising revenue at FX increased primarily due to an increase in average audience. Advertising revenue at the RSNs for the three months ended September 30, 2001 decreased by 4%, as compared to the same period in the prior year, primarily due to the softness in the advertising market and the rescheduling of MLB games during the week following the September 11th events. These rescheduled games were telecast, and the advertising revenues associated with them were recognized, in October 2001. The increase in direct broadcast revenue is comprised of an 18% increase at the RSNs and a 33% increase at FX. Direct broadcast revenue at the RSNs increased due to the acquisition of the North RSN and growth in direct broadcast subscribers at the remaining RSNs.
The increase in direct broadcast revenue at FX is due to a 34% growth in direct broadcast subscribers.

  Operating expenses totaled $176.1 million for the three months ended September 30, 2001, representing 66% of total revenues and an increase of $28.6 million, or 19%, over the same period in the prior year. Operating expenses for the three months ended September 30, 2000 totaled $147.6 million, or 63% of total revenues. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses is primarily the result of the acquisition of the North RSN in February 2001, a 14% increase at the remaining RSNs, costs associated with national MLB cable telecasts previously telecast by an equity affiliate and a 12% increase at FX. The increase at the RSNs, excluding the North RSN, primarily relates to higher average rights fees per event associated with new local MLB rights agreements. Operating expenses related to the MLB games that were rescheduled and telecast in October 2001, as a result of the September 11th events, were recognized in October 2001. The 12% increase at FX is primarily due to marketing and promotion costs associated with the debut of FX's new prime time schedule, which includes "Ally McBeal," "The Practice," and "Buffy the Vampire Slayer," and increased costs for original programming.

  General and administrative expenses totaled $27.4 million for the three months ended September 30, 2001, which represented 10% of total revenues. General and administrative expenses for the three months ended September 30, 2000 totaled $21.3 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to higher facilities expenses incurred in connection with the relocation of corporate office space.

  Depreciation and amortization expenses totaled $16.2 million and $13.9 million for the three months ended September 30, 2001 and 2000, respectively. The increase between the periods is primarily due to increased amortization of cable distribution investments and increased depreciation expense associated with the Company's expansion and upgrade of its technical facilities.

  Interest expense for the three months ended September 30, 2001 and 2000 totaled $36.9 million and $35.5 million, respectively. The increase in interest expense is primarily due to increased interest accreted on the Senior Discount Notes.

  Equity loss of affiliates for the three months ended September 30, 2001 was $19.5 million and equity income of affiliates was $3.7 million for the three months ended September 30, 2000. The decrease over the same period in the prior year is primarily due to increased losses at Regional Programming Partners attributable to certain player contract write-offs at MSG. Prior to the three months ended September 30, 2001, the Company sold its interest in Home Team Sports, which was profitable in the three months ended September 30, 2000. Improvements at the Chicago RSN, attributable to increases in affiliate rates and National Advertising Partners, attributable to increased revenues, primarily due to its representation of FX, partially offset the declines of Regional Programming Partners.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure national distribution for its network sports and general entertainment programming,
(iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

  Net cash flows provided by operating activities for the three months ended September 30, 2001 were $19.3 million, an increase of $76.7 million over the three months ended September 30, 2000. The increase was primarily attributed to lower contractual rights prepayments on certain long-term rights deals.

  Net cash flows used in investing activities for the three months ended September 30, 2001 were $10.2 million, an increase of $0.6 million over the three months ended September 30, 2000. The increase was primarily due to increased net investments in equity affiliates, including the acquisition of additional ownership interest in Sunshine Network Joint Venture, partially offset by lower property and equipment additions.

  Net cash flows used in financing activities for the three months ended September 30, 2001 were $12.2 million, an increase of $83.8 million over the three months ended September 30, 2000. The increase in cash used in financing activities was primarily due to higher repayments on the 19th Facility due to higher funds provided by operating activities.

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

  The Company has a credit facility with 19th Holdings Corporation, a wholly-owned subsidiary of Fox. Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2002 shall be 8%. During the three months ended September 30, 2001, the Company made net payments of $8.0 million bringing the total amount borrowed under the 19th Facility to $799.6 million as of September 30, 2001. The total unused commitment pursuant to the 19th Facility was $100.4 million as of September 30, 2001.

  Future capital requirements will be substantial as the Company continues to invest in developing networks, acquire sports and entertainment programming rights and explore opportunities to expand its distribution. Although no assurances can be given in this regard, the Company believes that its existing funds and the proceeds from borrowings under its credit facility, will be sufficient to meet its plan to secure national distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

  As of September 30, 2001, there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

                                          FOX SPORTS NETWORKS, LLC
Dated: November 14, 2001
                                                 /s/ Andrew R. Hubsch
                                          By: _________________________________
                                                     Andrew R. Hubsch
                                                 Vice President, Treasurer
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)