Form 10-Q
period 2001-12-31
FOX SPORTS NETWORKS LLC
filed 2002-02-13
CIK 1048002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   Form 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended December 31, 2001.

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
       (State or  other jurisdiction                  (I.R.S. Employer or
       of incorporation organization)                  Identification No.)

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2001 and June 30, 2001
                             (Dollars in thousands)

                                                        December 31,  June 30,
                                                            2001        2001
                                                        ------------ ----------
                                                        (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $    3,877  $   11,162
  Trade and other receivables, net of allowance for
   doubtful accounts of $9,391 at December 31, 2001 and
   $8,789 at June 30, 2001.............................     229,172     230,483
  Receivables from equity affiliates, net..............      10,049      22,402
  Program rights.......................................     207,036     177,397
  Prepaid expenses and other current assets............      40,497      32,366
                                                         ----------  ----------
    Total current assets...............................     490,631     473,810


Property and equipment, net............................      68,854      72,119
Investments in affiliates..............................     922,412     934,797
Program rights.........................................     337,367     160,397
Excess cost, net.......................................     469,510     476,795
Other assets...........................................      64,071      60,377
                                                         ----------  ----------
    Total Assets.......................................  $2,352,845  $2,178,295
                                                         ==========  ==========
            LIABILITIES AND MEMBERS' EQUITY
            -------------------------------
Current liabilities:
  Accounts payable and accrued expenses................  $  183,729  $  180,060
  Program rights payable...............................     203,587     142,915
  Current portion of long-term debt....................       2,723       2,636
  Accrued interest.....................................      16,988      18,188
  Other current liabilities............................      16,160       9,925
                                                         ----------  ----------
    Total current liabilities..........................     423,187     353,724


Non-current program rights payable.....................     223,253      86,613
Long-term debt, net of current portion.................   1,652,132   1,676,859
Minority interest......................................       1,571       2,474
Commitments and contingencies Members' equity..........      52,702      58,625
                                                         ----------  ----------
    Total Liabilities and Members' Equity..............  $2,352,845  $2,178,295
                                                         ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended December 31, 2001 and 2000
                             (Dollars in thousands)

                                  Three Months Ended      Six Months Ended
                                     December 31,           December 31,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                ----------- ----------  ----------  ----------
                                (unaudited) (unaudited) (unaudited) (unaudited)
Revenues:
  Programming..................  $145,906    $115,975    $288,663    $232,345
  Advertising..................    58,454      61,387     126,043     124,972
  Direct broadcast.............    47,979      39,844      95,200      77,467
  Other........................    11,509      10,070      22,096      25,375
                                 --------    --------    --------    --------
                                  263,848     227,276     532,002     460,159
                                 --------    --------    --------    --------
Expenses:
  Operating....................   181,563     150,888     357,712     298,475
  General and administrative...    24,886      21,220      52,326      42,504
  Depreciation and
   amortization................    16,305      14,316      32,509      28,185
                                 --------    --------    --------    --------
Operating income...............    41,094      40,852      89,455      90,995
                                 --------    --------    --------    --------
Other expenses (income):
  Interest, net................    36,643      36,552      73,567      72,009
  Subsidiaries' income tax
   (benefit)expense............    (2,649)        166      (2,574)        166
  Equity loss (income) of
   affiliates, net.............     2,112       1,206      21,585      (2,474)
  Other, net...................       567           8         583          22
  Minority interest............       848         324       2,217       2,125
                                 --------    --------    --------    --------
Net income (loss)..............  $  3,573    $  2,596    $ (5,923)   $ 19,147
                                 ========    ========    ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FOX SPORTS NETWORKS, LLC
                     (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended December 31, 2001 and 2000
                             (Dollars in thousands)

                                                           Six Months Ended
                                                             December 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------- ----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
  Net (loss) income....................................  $ (5,923)   $ 19,147
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization......................    32,509      28,185
    Interest accretion and amortization of debt
     issuance costs....................................    19,010      17,492
    Loss on disposal of assets.........................        27          24
    Equity loss (income) of affiliates, net............    21,585      (2,474)
    Minority interest..................................     2,217       2,125
  Changes in operating assets and liabilities:
    Trade and other receivables........................     1,311     (28,465)
    Program rights.....................................  (206,609)    (51,888)
    Prepaid expenses and other operating assets........   (25,726)    (35,016)
    Accounts payable and accrued expenses..............     3,669      12,118
    Program rights payable.............................   197,312      16,508
    Accrued interest and other operating liabilities...     5,035         227
                                                         --------    --------
      Net cash provided by (used in) operating
       activities......................................    44,417     (22,017)
                                                         --------    --------
Cash flows from investing activities:
  Advances from equity affiliates......................    21,468       7,494
  Advances to equity affiliates........................    (9,115)    (18,291)
  Purchases of property and equipment..................    (9,208)    (17,016)
  Investments in equity affiliates.....................   (22,213)    (19,006)
  Distributions from equity affiliates.................    12,963      29,778
                                                         --------    --------
      Net cash used in investing activities............    (6,105)    (17,041)
                                                         --------    --------
Cash flows from financing activities:
  Borrowings of long-term debt.........................   305,162     325,197
  Repayment of long-term debt..........................  (347,639)   (287,695)
  Distribution to minority shareholder of subsidiary...    (3,120)     (1,800)
                                                         --------    --------
      Net cash (used in) provided by financing
       activities......................................   (45,597)     35,702
                                                         --------    --------
Net decrease in cash and cash equivalents..............    (7,285)     (3,356)
Cash and cash equivalents, beginning of period.........    11,162      25,891
                                                         --------    --------
Cash and cash equivalents, end of period...............  $  3,877    $ 22,535
                                                         ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2001 (unaudited)
                            (Dollars in thousands)

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

  The Company consolidates all of its subsidiaries in which control is held by either the Company or Fox Entertainment Group, Inc. ("Fox"), its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of a regional sports network ("RSN"), determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have control, the ownership interest is accounted for using the equity method of accounting.

(2) Debt

  Debt at December 31, 2001 and June 30, 2001 is summarized as follows:

                                                       December 31,   June 30,
                                                           2001         2001
                                                       ------------  ----------
                                                       (unaudited)
   19th Holdings Corporation.........................  $   768,131   $  807,608
   Senior Notes......................................      500,000      500,000
   Senior Discount Notes.............................      381,607      363,965
   Other.............................................        5,117        7,922
                                                       -----------   ----------
                                                         1,654,855    1,679,495
   Less current portion..............................       (2,723)      (2,636)
                                                       -----------   ----------
                                                       $ 1,652,132   $1,676,859
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

(3) Summarized Financial Information

Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                  Three Months Ended      Six Months Ended
                                     December 31,           December 31,
                                ----------------------  ----------------------
                                   2001        2000        2001        2000
                                ----------- ----------  ----------  ----------
                                (unaudited) (unaudited) (unaudited) (unaudited)
   Revenues....................   459,572    462,437     700,864     765,152
   Operating income (loss).....     6,481        995     (32,743)     16,310
   Net income (loss)...........     7,655     (4,697)    (28,760)      6,036

(4) Supplemental Disclosure to Unaudited Condensed Consolidated Statements of Cash Flows

  Cash paid for interest on the Senior Notes was $22,188 for the six months ended December 31, 2001 and 2000. Debt increased by $32,376 and $32,532 in the six months ended December 31, 2001 and 2000, respectively, related to accrued interest on the debt outstanding under the 19th Facility.

(5) Reclassifications

  Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.

(6) New Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). This statement changes the accounting rules that apply to business combinations and is applicable to acquisitions subsequent to June 30, 2001. As of December 31, 2001, SFAS 141 had no impact on the consolidated financial statements.

  In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting rules that apply to goodwill and intangible assets. Under SFAS 142, new goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should no longer be amortized. Existing goodwill and intangible assets with indefinite lives acquired prior to June 30, 2001 should no longer be amortized in fiscal years starting after December 15, 2001. The Company plans to adopt SFAS 142 on July 1, 2002. The Company is in the process of evaluating the impact SFAS 142 will have on the consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

  In November 2001, the FASB's Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for the Consideration Given by a vendor to a Customer or a Reseller of the Vendors' Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company will reclassify the amortization of cable distribution investments to revenue, net. All comparative periods will be restated. Based upon historical pro forma information, management believes that revenue could be reduced up to 2%. The amortization of cable distribution investments is included in depreciation and amortization expense and would correspondingly be reduced such that Operating income and Net income would not be affected.

(7) NASCAR Sublicense

  The Company has a sublicense arrangement with Fox for long-term sports rights through fiscal 2006, whereby the Company may telecast certain National Association of Stock Car Auto Racing ("NASCAR") events each year for an allocated fee. The allocated fee from Fox is determined annually, based on the Company's share of revenues associated with the program material and related expenses from the Fox NASCAR programming rights agreement. Based on current estimates, the fee allocated to the Company will result in no material operating profit or loss in each remaining year of the sublicense arrangement. The profitability of this sublicense arrangement is based on the Company's best estimates of related revenues and expenses as of December 31, 2001; such estimates may change in the future, and such changes may be significant. Should the estimates change from those applied as of December 31, 2001 the allocated fee from Fox will change such that the Company will continue to recognize no operating profit or loss in each remaining year of the sublicense arrangement.

(8) Subsequent Events

  In January 2002, the Company acquired from Comcast its approximate 23.3% interest in the Sunshine Network for approximately $23.3 million. This acquisition increased the Company's ownership percentage in the Sunshine Network to approximately 83.3%. As of the acquisition date, the Sunshine Network will be consolidated into the Company's operations.

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

Introduction

  Fox Sports Networks, LLC (together with its subsidiaries, the "Company") was formed to provide cable programming through its interests in regional sports networks ("RSNs") and Fox Sports Net ("FSN"), a national sports programming service, and through FX Network ("FX"), a general entertainment network. The Company's interests in the sports programming business are derived through its 99.5% ownership interests in Fox Sports Net, LLC and Fox Sports RPP Holdings, LLC, while its interest in FX is derived through its 99% ownership interest in FX Networks, LLC. The Company was formed in April 1996, pursuant to a 50%/50% joint venture between Fox Entertainment Group, Inc. ("Fox"), a majority owned subsidiary of The News Corporation Limited ("News Corporation"), and Liberty Media Corporation ("Liberty").

  In July 1999, News Corporation acquired substantially all of Liberty's 50% interest in the Company and its businesses. News Corporation transferred the acquired interests to Fox in exchange for common stock of Fox.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 % Senior Discount Notes due 2007 (together, the "Offering"). The net proceeds from the offering were used, along with proceeds from the Bank Facility (as defined below), to finance the Company's acquisition of a 40% interest in Regional Programming Partners ("RPP"), which was formed to hold interests in RSNs and related businesses then owned by Rainbow Media Sports Holdings, Inc. ("Rainbow"). In connection with this transaction (the "Rainbow Transaction"), the Company and Rainbow also formed National Sports Partners (the "NSP") as a 50%/50% partnership to operate FSN, and National Advertising Partners (the "NAP") as a 50%/50% partnership to act as a national advertising sales representative for FSN and the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while NSP and the NAP are managed by the Company.

  In connection with the consummation of the Rainbow Transaction, the Company and a group of banks amended and restated an existing credit agreement to permit borrowings by Fox Sports Net, LLC, Fox Sports RPP Holdings, LLC and FX Networks, LLC, each a subsidiary of the Company in the amount of $800.0 million

(the "Bank Facility"). The Bank Facility was comprised of a $400.0 million revolving credit facility and a $400.0 million term loan facility. The proceeds of the loans under the Bank Facility were used to finance, in part, the Rainbow Transaction.

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

Significant Accounting Practices

 Basis of Presentation

  The Company's ownership interests in the RSNs are held either directly or indirectly and have different voting rights attached thereto. The Company consolidates all of its subsidiaries in which control is held by either the Company or Fox, its parent. The percentage of ownership, together with the degree to which the Company controls the management and operation of an RSN, determines the appropriate accounting treatment for the Company's interest in that particular RSN. If the Company owns a majority interest in a particular RSN, but neither the Company nor Fox have control, the ownership interest is accounted for using the equity method of accounting. Under the equity method of accounting, the financial condition and results of operations of entities are not reflected on a consolidated basis and, accordingly, the consolidated revenues and expenses of the Company, as reported on its consolidated statements of operations, do not include revenues and expenses related to the entities accounted for under the equity method.

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

  The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company, at December 31, 2001 and 2000: Arizona RSN, Detroit RSN, Midwest RSN, Northwest RSN, Pittsburgh RSN, Rocky Mountain RSN, South RSN, Southwest RSN, Utah RSN, West RSN, and West 2 RSN. The North RSN was acquired in February 2001 and is consolidated from the date of its acquisition.

  As of December 31, 2001 and 2000, the following are accounted for using the equity method of accounting: Bay Area RSN, Chicago RSN, NAP, NSP, RPP and Sunshine RSN. The Company's interest in the D.C./Baltimore RSN was sold in February 2001 and was accounted for using the equity method of accounting at December 31, 2000.

  Because the Company reports the results of a significant number of its subsidiary entities using the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

  The Company has a sublicense arrangement with Fox for long-term sports rights through fiscal 2006, whereby the Company may telecast certain National Association of Stock Car Auto Racing ("NASCAR") events each year for an allocated fee. The allocated fee from Fox is determined annually, based on the Company's share of revenues associated with the program material and related expenses from the Fox NASCAR programming rights agreement. Based on current estimates, the fee allocated to the Company will result in no material operating profit or loss in each remaining year of the sublicense arrangement. The profitability of this sublicense arrangement is based on the Company's best estimates of related revenues and expenses as of December 31, 2001; such estimates may change in the future, and such changes may be significant. Should the estimates change from those applied as of December 31, 2001 the allocated fee from Fox will change such that the Company will continue to recognize no operating profit or loss in each remaining year of the sublicense arrangement.

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). This statement changes the accounting rules that apply to business combinations and is applicable to acquisitions subsequent to June 30, 2001. As of December 31, 2001, SFAS 141 had no impact on the consolidated financial statements.

  In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting rules that apply to goodwill and intangible assets. Under SFAS 142, new goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should no longer be amortized. Existing goodwill and intangible assets with indefinite lives acquired prior to June 30, 2001 should no longer be amortized in fiscal years starting after December 15, 2001. The Company plans to adopt SFAS 142 on July 1, 2002. The Company is in the process of evaluating the impact SFAS 142 will have on the consolidated financial statements.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

  In November 2001, the FASB's Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for the Consideration Given by a vendor to a Customer or a Reseller of the Vendors' Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company will reclassify the amortization of cable distribution investments to revenue, net. All comparative periods will be restated. Based upon historical pro forma information, management believes that revenue could be reduced up to 2%. The amortization of cable distribution investments is included in depreciation and amortization expense and would correspondingly be reduced such that Operating income and Net income would not be affected.

Results of Operations

 Three months ended December 31, 2001 as compared with the three months ended December 31, 2000

  Total revenues for the three months ended December 31, 2001 were $263.8 million, an increase of $36.6 million, or 16%, over the three months ended December 31, 2000. Programming revenue was the largest source of revenue, representing 55% of total revenue, or $145.9 million, for the three months ended December 31, 2001. Advertising and direct broadcast revenue represented 22% and 18%, respectively, of total revenue, or $58.5 million and $48.0 million, respectively, for the three months ended December 31, 2001. For the three months ended December 31, 2000, programming revenue was $116.0 million and advertising and direct broadcast revenue were $61.4 and $39.8 million, respectively, or 51%, 27% and 18%, respectively of total revenues.

  Programming and direct broadcast revenues increased by $29.9 million and $8.1 million, respectively, and advertising revenues decreased by $2.9 million in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. This represents a 26% and 20% increase in programming, and direct broadcast revenue, respectively, and a 5% decrease in advertising revenue between the periods.

  The increase in programming revenue of 26% is comprised primarily of increases in the average rate per subscriber at the RSNs, a 23% increase in average cable subscribers at FX and the acquisition of the North RSN. The financial results of the North RSN are not included in the three months ended December 31, 2000, as the RSN was acquired in February 2001. The increase in direct broadcast revenue is comprised of a 19% increase at the RSNs and a 25% increase at FX. Direct broadcast revenue at the RSNs increased due to the acquisition of the North RSN and a 14% growth in average direct broadcast subscribers at the remaining RSNs. The increase in direct broadcast revenue at FX is due to a 25% growth in average direct broadcast subscribers. The decrease in advertising revenue of 5% is primarily comprised of declines at the RSNs while FX was relatively unchanged. Advertising revenue at the RSNs for the three months ended December 31, 2001 decreased by 20%, excluding the acquisition of the North RSN, as compared to the same period in the prior year, primarily due to declines in pricing, partially offset by the rescheduled MLB games that were postponed during the week following the September 11th events. Most of these rescheduled games were telecast, and the advertising revenues associated with them were recognized, in October 2001 with no comparable games in the same period in the prior year. Advertising revenue at FX was relatively unchanged with the prior year as increases in average audience were offset by declines in pricing.

  Operating expenses totaled $181.6 million for the three months ended December 31, 2001, representing 69% of total revenues and an increase of $30.7 million, or 20%, over the same period in the prior year. Operating expenses for the three months ended December 31, 2000 totaled $150.9 million, or 66% of total revenues. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses is primarily the result of the acquisition of the North RSN in February 2001, an 11% increase at the remaining RSNs, and a 56% increase at FX. The increase at the RSNs, excluding the North RSN, primarily relates to additional professional events and higher average rights fees per event. The increase in professional events is primarily due to the MLB games that were rescheduled and telecast in October 2001, following the September 11th events. The 56% increase at FX is primarily due to program rights amortization associated with the debut of FX's new programming schedule, which includes "Ally McBeal," "The Practice," "24," and "Buffy the Vampire Slayer," and increased costs for original programming.

  General and administrative expenses totaled $24.9 million for the three months ended December 31, 2001, which represented 9% of total revenues. General and administrative expenses for the three months ended December 31, 2000 totaled $21.2 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to the acquisition of the North RSN and higher facilities expenses incurred in connection with the relocation of the Company's corporate office space.

  Depreciation and amortization expenses totaled $16.3 million and $14.3 million for the three months ended December 31, 2001 and 2000, respectively. The increase between the periods is primarily due to increased amortization of cable distribution investments and increased depreciation expense associated with the Company's expansion and upgrade of its technical facilities.

  Interest expense for the three months ended December 31, 2001 and 2000 was relatively unchanged at $36.6 million as increased interest accrued on the Senior Discount Notes was substantially offset by reduced interest from lower average outstanding indebtedness under the 19th Facility.

  Equity loss of affiliates for the three months ended December 31, 2001 and 2000 was $2.1 million and $1.2 million, respectively. In February 2001, the Company sold its interest in Home Team Sports, which was profitable in the three months ended December 31, 2000. This decline was partially offset by improvements at Bay Area RSN and Chicago RSN resulting from significant increases in subscriber rates as compared to the prior year.

 Six months ended December 31, 2001 as compared with the six months ended December 31, 2000

  Total revenues for the six months ended December 31, 2001 were $532.0 million, an increase of $71.8 million, or 16%, over the six months ended December 31, 2000. Programming revenue was the largest source of revenue, representing 54% of total revenue, or $288.7 million, for the six months ended December 31, 2001.

Advertising and direct broadcast revenue represented 24% and 18%, respectively, of total revenue, or $126.0 million and $95.2 million, respectively, for the six months ended December 31, 2001. For the six months ended December 31, 2000, programming revenue was $232.3 million and advertising and direct broadcast revenue were $125.0 and $77.5 million, respectively, or 50%, 27% and 17%, respectively of total revenues.

  Programming, advertising and direct broadcast revenues increased by $56.3 million, $1.1 million and $17.7 million, respectively, in the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. These represent a 24%, 1% and 23% increase in programming, advertising and direct broadcast revenue, respectively, between the periods.

  The increase in programming revenue of 24% is comprised primarily of increases in the average rate per subscriber at the RSNs, a 26% increase in average cable subscribers at FX and the acquisition of the North RSN. The financial results of the North RSN are not included in the six months ended December 31, 2000, as the RSN was acquired in February 2001. The increase in advertising revenue of 1% is primarily comprised of a 7% increase at FX mostly offset by declines at the RSNs. The 7% increase of advertising revenue at FX is due to increases in average audience, partially offset by declines in pricing. Advertising revenue at the RSNs for the six months ended December 31, 2001 decreased by 11%, excluding the acquisition of the North RSN, as compared to the same period in the prior year, due to declines in pricing. The increase in direct broadcast revenue of 23% is comprised of a 21% increase at the RSNs and a 26% increase at FX. Direct broadcast revenue at the RSNs increased due to the acquisition of the North RSN and a 16% growth in average direct broadcast subscribers at the remaining RSNs. The increase in direct broadcast revenue at FX is due to a 30% growth in average direct broadcast subscribers.

  Operating expenses totaled $357.7 million for the six months ended December 31, 2001, representing 67% of total revenues and an increase of $59.2 million, or 20%, over the same period in the prior year. Operating expenses for the six months ended December 31, 2000 totaled $298.5 million, or 65% of total revenues. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses is primarily the result of the acquisition of the North RSN in February 2001, a 6% increase at the remaining RSNs, costs associated with national MLB cable telecasts previously telecast by an equity affiliate and a 31% increase at FX. The increase at the RSNs, excluding the North RSN, primarily relates to an increase in the number of professional events and higher average rights fees per event. The 31% increase at FX is primarily due to program rights amortization associated with the debut of FX's new programming schedule, which includes "Ally McBeal," "The Practice," "24," and "Buffy the Vampire Slayer," and increased costs for original programming.

  General and administrative expenses totaled $52.3 million for the six months ended December 31, 2001, which represented 10% of total revenues. General and administrative expenses for the six months ended December 31, 2000 totaled $42.5 million, or 9% of total revenues. The increase in general and administrative expenses is primarily due to the acquisition of the North RSN and higher facilities expenses incurred in connection with the relocation of the Company's corporate office space.

  Depreciation and amortization expenses totaled $32.5 million and $28.2 million for the six months ended December 31, 2001 and 2000, respectively. The increase between the periods is primarily due to increased amortization of cable distribution investments and increased depreciation expense associated with the Company's expansion and upgrade of its technical facilities.

  Interest expense for the six months ended December 31, 2001 and 2000 totaled $73.6 million and $72.0 million, respectively. The increase in interest expense is primarily due to increased interest accreted on the Senior Discount Notes.

  Equity loss of affiliates for the six months ended December 31, 2001 was $21.6 million and equity income of affiliates was $2.5 million for the six months ended December 31, 2000. The decrease over the same period in the prior year is primarily due to increased losses at RPP attributable to certain player contract write-offs at MSG. In February 2001, the Company sold its interest in the D.C./Baltimore RSN, which was profitable in the six months ended December 31, 2000. These declines were partially offset by improvements at NAP, Bay Area RSN and Chicago RSN. NAP improved primarily due to reduced operating expenses. Bay Area RSN and Chicago RSN improved from significant increases in subscriber rates as compared to the prior year.

Liquidity and Capital Resources

  The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure distribution for its sports and general entertainment programming, (iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

  Net cash flows provided by operating activities for the six months ended December 31, 2001 were $44.4 million, an increase of $66.4 million over the six months ended December 31, 2000. The increase was primarily attributed to lower contractual rights prepayments on certain long-term rights deals and improved collections on trade accounts receivable.

  Net cash flows used in investing activities for the six months ended December 31, 2001 were $6.1 million, a decrease of $10.9 million over the six months ended December 31, 2000. The decrease was primarily due to higher net advances from equity affiliates and lower property and equipment additions, partially offset by lower distributions from equity affiliates.

  Net cash flows used in financing activities for the six months ended December 31, 2001 were $45.6 million, an increase of $81.3 million over the six months ended December 31, 2000. The increase in cash used in financing activities was primarily due to higher repayments on the 19th Facility funded by improved operating cashflows.

  In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8 % Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9% Senior Discount Notes due 2007 (collectively, the "Notes") through the Offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. As of December 31, 2001, the Company was in compliance with its covenants related to the Notes.

  Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2002 shall be 8%. During the six months ended December 31, 2001, the Company made net payments of $39.5 million bringing the total amount borrowed under the 19th Facility to $768.1 million as of December 31, 2001. The total unused commitment pursuant to the 19th Facility was $131.9 million as of December 31, 2001.

  In January 2002, the Company acquired from Comcast its approximate 23.3% interest in the Sunshine Network for approximately $23.3 million. This acquisition increased the Company's ownership percentage in the Sunshine Network to approximately 83.3%. As of the acquisition date, the Sunshine Network will be consolidated into the Company's operations.

  Future capital requirements will be substantial as the Company continues to invest in developing networks, acquire sports and entertainment programming rights and explore opportunities to expand its distribution. Although no assurances can be given in this regard, the Company believes that its existing funds and the proceeds from borrowings under its credit facility, will be sufficient to meet its plan to secure distribution, maintain and/or acquire programming, make anticipated capital expenditures, and meet its projected working capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

  As of December 31, 2001, there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

                                          FOX SPORTS NETWORKS, LLC
Dated: February 13, 2002
                                                 /s/ Andrew R. Hubsch
                                          By: _________________________________
                                                     Andrew R. Hubsch
                                            Senior Vice President, Finance and
                                                         Treasurer
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)