Form 10-Q
period 2002-03-31
FOX SPORTS NETWORKS LLC
filed 2002-05-15
CIK 1048002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2002.

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

              10000 Santa Monica Boulevard, Los Angeles, CA 90067
                   (Address of principal executive offices)

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       March 31, 2002 and June 30, 2001
                            (Dollars in thousands)

                                                                                      March 31,  June 30,
                                                                                        2002       2001
                                                                                     ----------- ----------
                                                                                     (unaudited) (audited)
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents........................................................ $   10,788  $   11,162
   Trade and other receivables, net of allowance for doubtful accounts of $8,629 at
     March 31, 2002 and $8,789 at June 30, 2001.....................................    272,434     230,483
   Receivables from equity affiliates, net..........................................      3,259      22,402
   Program rights...................................................................    227,126     177,397
   Prepaid expenses and other current assets........................................     34,727      32,366
                                                                                     ----------  ----------
       Total current assets.........................................................    548,334     473,810
Property and equipment, net.........................................................     65,016      72,119
Investments in affiliates...........................................................    907,446     934,797
Program rights......................................................................    340,414     160,397
Excess cost, net....................................................................    486,893     476,795
Other assets........................................................................     74,128      60,377
                                                                                     ----------  ----------
       Total Assets................................................................. $2,422,231  $2,178,295
                                                                                     ==========  ==========
                          LIABILITIES AND MEMBERS' EQUITY
                          -------------------------------
Current liabilities:
   Accounts payable and accrued expenses............................................ $  214,460  $  180,060
   Program rights payable...........................................................    198,394     142,915
   Current portion of long-term debt................................................      2,767       2,636
   Accrued interest.................................................................      5,894      18,188
   Other current liabilities........................................................     15,198       9,925
                                                                                     ----------  ----------
       Total current liabilities....................................................    436,713     353,724
Non-current program rights payable..................................................    204,368      86,613
Long-term debt, net of current portion..............................................  1,722,280   1,676,859
Minority interest...................................................................      5,145       2,474
Commitments and contingencies
Members' equity.....................................................................     53,725      58,625
                                                                                     ----------  ----------
       Total Liabilities and Members' Equity........................................ $2,422,231  $2,178,295
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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended March 31, 2002 and 2001
                            (Dollars in thousands)

                                                Three Months Ended       Nine Months Ended
                                                     March 31,               March 31,
                                              ----------------------  ----------------------
                                                 2002        2001        2002        2001
                                              ----------- ----------- ----------- -----------
                                              (unaudited) (unaudited) (unaudited) (unaudited)
Revenues, net:
   Programming...............................  $215,440    $172,536    $587,385    $471,904
   Advertising...............................    73,999      65,662     200,042     190,634
   Other.....................................    14,664      11,115      36,760      36,491
                                               --------    --------    --------    --------
                                                304,103     249,313     824,187     699,029
                                               --------    --------    --------    --------
Expenses:
   Operating.................................   221,174     180,571     578,887     479,046
   General and administrative................    21,840      24,020      74,165      66,524
   Depreciation and amortization.............    10,326       9,202      30,917      26,943
                                               --------    --------    --------    --------
Operating income.............................    50,763      35,520     140,218     126,516
                                               --------    --------    --------    --------
Other expenses (income):
   Interest, net.............................    36,788      36,173     110,355     108,182
   Subsidiaries' income tax (benefit)expense.       303         113      (2,271)        279
   Equity loss of affiliates, net............    11,722      13,227      33,307      10,753
   Gain on sale of affiliate.................        --     (40,805)         --     (40,805)
   Other, net................................       816        (286)      1,399        (263)
   Minority interest.........................       111         588       2,328       2,713
                                               --------    --------    --------    --------
Net income (loss)............................  $  1,023    $ 26,510    $ (4,900)   $ 45,657
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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Nine Months Ended March 31, 2002 and 2001
                            (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                                 ----------------------
                                                                                    2002        2001
                                                                                 ----------- -----------
                                                                                 (unaudited) (unaudited)
Cash flows from operating activities:
   Net (loss) income............................................................  $  (4,900)  $  45,657
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
     operating activities:
       Depreciation and amortization............................................     30,917      26,943
       Amortization of cable distribution investments...........................     17,857      15,828
       Interest accretion and amortization of debt issuance costs...............     28,304      25,976
       Loss on disposal of assets...............................................        843          24
       Equity loss of affiliates, net...........................................     33,307      10,753
       Gain on sale of affiliate................................................         --     (40,805)
       Minority interest........................................................      2,328       2,713
   Changes in operating assets and liabilities:
       Trade and other receivables..............................................    (31,188)    (18,649)
       Program rights...........................................................   (223,184)    (90,416)
       Prepaid expenses and other operating assets..............................    (34,958)    (27,883)
       Accounts payable and accrued expenses....................................     30,311      27,538
       Program rights payable...................................................    173,234      18,745
       Accrued interest and other operating liabilities.........................     (7,021)     (5,734)
                                                                                  ---------   ---------
          Net cash provided by (used in) operating activities...................     15,850      (9,310)
                                                                                  ---------   ---------
Cash flows from investing activities:
   Advances from equity affiliates..............................................     48,046       8,127
   Advances to equity affiliates................................................    (28,903)    (39,257)
   Purchases of property and equipment..........................................    (13,090)    (21,337)
   Proceeds from sale of property and equipment.................................      1,240          --
   Investments in equity affiliates.............................................    (38,163)    (22,010)
   Distributions from equity affiliates.........................................     17,061      35,727
   Proceeds from sale of affiliate..............................................         --      31,030
   Acquisition of subsidiaries..................................................    (17,716)    (39,873)
                                                                                  ---------   ---------
          Net cash used in investing activities.................................    (31,525)    (47,593)
                                                                                  ---------   ---------
Cash flows from financing activities:
   Borrowings of long-term debt.................................................    514,245     555,129
   Repayment of long-term debt..................................................   (495,824)   (492,465)
   Distribution to minority shareholder of subsidiaries.........................     (3,120)     (3,960)
                                                                                  ---------   ---------
          Net cash provided by financing activities.............................     15,301      58,704
                                                                                  ---------   ---------
Net (decrease) increase in cash and cash equivalents............................       (374)      1,801
Cash and cash equivalents, beginning of period..................................     11,162      25,891
                                                                                  ---------   ---------
Cash and cash equivalents, end of period........................................  $  10,788   $  27,692
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

                           FOX SPORTS NETWORKS, LLC
                    (A Delaware Limited Liability Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002 (unaudited)
                            (Dollars in thousands)

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

(2)  Debt

   Debt at March 31, 2002 and June 30, 2001 is summarized as follows:

                                                 March 31,   June 30,
                                                   2002        2001
                                                ----------- ----------
                                                (unaudited)
        19th Holdings Corporation.............. $  829,030  $  807,608
        Senior Notes...........................    500,000     500,000
        Senior Discount Notes..................    390,817     363,965
        Other..................................      5,200       7,922
                                                ----------  ----------
                                                 1,725,047   1,679,495
        Less current portion...................     (2,767)     (2,636)
                                                ----------  ----------
                                                $1,722,280  $1,676,859
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

(3)  Summarized Financial Information

   Summarized unaudited statement of operations information for subsidiaries accounted for under the equity method for which separate financial information would be required for annual periods, is as follows:

                                 Three Months Ended    Nine Months Ended March
                                      March 31,                  31,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------- ----------- ----------- -----------
                               (unaudited) (unaudited) (unaudited) (unaudited)
 Revenues.....................  $338,291    $362,494   $1,039,155  $1,127,646
 Operating loss...............    (9,493)    (30,391)     (42,236)    (14,081)
 Net loss.....................   (10,824)    (34,190)     (39,564)    (28,154)

(4) Supplemental Disclosure to Unaudited Condensed Consolidated Statements of Cash Flows

   In January 2002 and February 2002, the Company acquired additional equity ownership interests in the Sunshine Network Joint Venture ("Sunshine RSN") (see
Note 9). These transactions resulted in increases of $10,736 in Trade and other receivables, net, $2,812 in Program rights, $1,255 in Prepaid expenses and other current assets, $591 in Property and equipment, net, $21,050 in Excess cost, $143 in Other assets, $4,089 in Accounts payable and accrued expenses, and $3,463 in Minority Interest. These transactions also reduced Investments in affiliates by $15,146 as Sunshine was previously accounted for as an equity method investment.

   Cash paid for interest on the Senior Notes was $44,375 for the nine months ended March 31, 2002 and 2001. Debt increased by $48,231 and $49,001 in the nine months ended March 31, 2002 and 2001, respectively, related to accrued interest on the debt outstanding under the 19th Facility.

(5)  Reclassifications

   Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.

(6)  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). This statement changes the accounting rules that apply to business combinations and is applicable to acquisitions subsequent to June 30, 2001. As of March 31, 2002, SFAS 141 was not material to the consolidated financial statements.

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

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be (i) held and used and
(ii) disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on its consolidated statements of operations

   In November 2001, the FASB's Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of such cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company reclassified the amortization of cable distribution investments against programming revenue. All comparative periods have been reclassified. The amortization of cable distribution investments has previously been included in depreciation and amortization expense. Operating income and Net income are not affected by this reclassification.

                                 Three Months Ended       Nine Months Ended
                                      March 31,               March 31,
                               ----------------------- -----------------------
                                  2002        2001        2002        2001
                               ----------- ----------- ----------- -----------
                               (unaudited) (unaudited) (unaudited) (unaudited)
 Programming..................  $221,380    $177,920    $605,242    $487,732
 Less: amortization of cable
   distribution investments...     5,940       5,384      17,857      15,828
                                --------    --------    --------    --------
                                $215,440    $172,536    $587,385    $471,904
                                ========    ========    ========    ========

(7)  NASCAR Sublicense

   The Company has a sublicense arrangement with Fox for long-term sports rights through fiscal 2006, whereby the Company may telecast certain National Association of Stock Car Auto Racing ("NASCAR") events each year for an allocated fee. The allocated fee from Fox is determined annually by Fox, based on the Company's estimated share of revenues associated with the program material, net of related expenses. Based on current estimates, the fee allocated to the Company will result in no material operating profit or loss in each remaining year of the sublicense arrangement. The allocated fee from Fox under this sublicense arrangement is based on the Company's best estimates of related revenues and expenses as of March 31, 2002; such estimates may change in the future, and such changes may be significant. Should actual results differ from the estimates applied as of March 31, 2002, the allocated fee from Fox will change such that the Company will continue to recognize no operating profit or loss in each remaining year of the sublicense arrangement.

(8)  Regional Programming Partners

   In June 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow") (a subsidiary of Cablevision Systems Corporation ("Cablevision") and Fox Sports Net, LLC ("Fox Sports Net") (a subsidiary of the Company) entered into a Formation Agreement pursuant to which they agreed to form Regional Programming Partners ("RPP") and to hold various programming interests in connection with the operation of certain RSNs. In accordance with the terms of the Formation Agreement, upon consummation of the transactions contemplated thereby (the "Rainbow Transaction") on December 18, 1997, Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers NHL franchise, and the New York Knickerbockers NBA franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

   Pursuant to the partnership agreement of RPP (the "RPP Agreement"), after the third anniversary of the closing of the Rainbow Transaction, upon certain actions being taken by Fox Sports RPP Holdings, LLC ("Fox Sports RPP") a subsidiary of Fox Sports Net, Rainbow Regional Holdings, Inc. ("RRH"), a subsidiary of Rainbow, has the right to purchase from Fox Sports RPP all of Fox Sports RPP's interests in RPP. The buyout price will be the greater of (i) (a) $2,125,000, increased by capital contributions and decreased by capital distributions times Fox Sports Net's interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net's interest in RPP. Consideration will be, at Rainbow's option, in the form of cash or a three-year note with an interest rate of prime plus 1/2%.

   Additionally, for (i) 30 days following the fifth anniversary of the closing of the Rainbow Transaction, (ii) 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction and (iii) 30 days following receipt by Fox Sports RPP of RRH's notice initiating the buy-out procedure described above, so long as RPP has not commenced an initial public offering of its securities, Fox Sports RPP has the right to cause RRH, at RRH's option, to either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP's securities. The sales price in an acquisition by RRH will be the fair market value of Fox Sports RPP's interest in RPP and the consideration will be, at Rainbow's option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus 1/2%.

   In connection with the Rainbow Transaction, a subsidiary of Rainbow ("RNSH") and a subsidiary of Fox Sports Net ("Fox Sports NSP") agreed to form National Sports Partners, a New York general partnership ("NSP") in which each of RNSH and Fox Sports NSP were issued a 50% partnership interest to operate Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming.

   Also in connection with the Rainbow Transaction, a subsidiary of Rainbow ("Rainbow Ad Sales") and a subsidiary of Fox Sports Net ("Fox Sports Ad Sales"), agreed to form the National Advertising Partners, a New York general partnership ("NAP") in which each of Fox Sports Ad Sales and Rainbow Ad Sales were issued a 50% partnership interest to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs.

   For 30 days following the fifth anniversary of the closing of the Rainbow Transaction and for the 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction, so long as NSP and NAP have not commenced an initial public offering of its securities, RNSH has the right to cause Fox Sports NSP, at Fox Sports NSP's option, and Rainbow Ad Sales has the right to cause Fox Sports Ad Sales, at Fox Sports Ad Sales' option, to either:

  (i)  purchase all of its interests in RPP, NSP and NAP, respectively or

  (ii) consummate an initial public offering of NSP's and NAP's securities.

   The sales price in an acquisition will be the fair market value of the Rainbow subsidiary's interest in NSP and NAP and the consideration will be, at Fox Sports Net's option, in the form of marketable securities (as defined) of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus 1/2%.

(9)  Acquisition and Disposal

   On January 7, 2002 and February 21, 2002, the Company acquired approximately 23.3% and 0.4% interests, respectively, in the Sunshine RSN, for $17,300, net of cash acquired and $366, respectively. From January 7, 2002, the results of the Sunshine RSN are consolidated into the Company's operations. Had these transactions occurred at July 1, 2001 with respect to the nine month period ended March 31, 2002, and at July 1, 2000 with respect to the nine month period ended March 31, 2001, the pro forma revenue for the nine months ended March 31, 2002 and 2001 would have increased by approximately $28,544 and $42,988, respectively and net income would have increased by $2,564 and $309, respectively.

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

   In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8% Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (together, the "Offering"). The net proceeds from the Offering were used, along with proceeds from the Bank Facility (as defined below), to finance the Company's acquisition of a 40% interest in Regional Programming Partners ("RPP"), which was formed to hold interests in RSNs and related businesses then owned by Rainbow Media Sports Holdings, Inc. ("Rainbow"). In connection with this transaction (the "Rainbow Transaction"), the Company and Rainbow also formed National Sports Partners ("NSP") as a 50%/50% partnership to operate FSN, and National Advertising Partners ( "NAP") as a 50%/50% partnership to act as a national advertising sales representative for FSN and the RSNs which are affiliated with FSN. RPP is managed by Rainbow, while NSP and NAP are managed by the Company.

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

   In February 2001, the Company acquired certain assets and assumed certain liabilities of Midwest Sports Channel ("MSC"), a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin areas, from Viacom Inc. ("Viacom") pursuant to an agreement between the Company, Viacom and Comcast Corporation ("Comcast"). The agreement assigned Comcast's rights and obligations to purchase MSC from Viacom to the Company. Concurrent with this transaction, the Company sold its 34.298% interest in D.C./Baltimore RSN to Comcast. MSC has been rebranded as Fox Sports Net North ("North RSN").

   The following RSNs, together with Fox Sports Direct and FX Networks, LLC, are consolidated in the financial statements of the Company, at March 31, 2002 and 2001: Arizona RSN, Detroit RSN, Midwest RSN, Northwest RSN, Pittsburgh RSN, Rocky Mountain RSN, South RSN, Southwest RSN, Utah RSN, West RSN, and West 2 RSN. The North RSN was acquired in February 2001 and a controlling interest in the Sunshine RSN was acquired in January 2002. These RSNs are consolidated from the date of such acquisitions.

   As of March 31, 2002 and 2001, the following are accounted for using the equity method of accounting: Bay Area RSN, Chicago RSN, NAP, NSP and RPP. The Company sold its interest in the D.C./Baltimore RSN in February 2001 and acquired a controlling interest in the Sunshine RSN in January 2002. These RSNs were accounted for using the equity method of accounting at March 31, 2001.

   Because the Company reports the results of a significant number of its subsidiary entities using the equity method, its financial results do not represent the total combined revenues and expenses of all the businesses in which the Company holds ownership interests.

   The Company has a sublicense arrangement with Fox for long-term sports rights through fiscal 2006, whereby the Company may telecast certain National Association of Stock Car Auto Racing ("NASCAR") events each year for an allocated fee. The allocated fee from Fox is determined annually by Fox, based on the Company's estimated share of revenues associated with the program material, net of related expenses. Based on current estimates, the fee allocated to the Company will result in no material operating profit or loss in each remaining year of the sublicense arrangement. The allocated fee from Fox under this sublicense arrangement is based on the Company's best estimates of related revenues and expenses as of March 31, 2002; such estimates may change in the future, and such changes may be significant. Should actual results differ from the estimates applied as of March 31, 2002 the allocated fee from Fox will change such that the Company will continue to recognize no operating profit or loss in each remaining year of the sublicense arrangement.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). This statement changes the accounting rules that apply to business combinations and is applicable to acquisitions subsequent to June 30, 2001. As of March 31, 2002, SFAS 141 was not material to the consolidated financial statements.

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

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be (i) held and used and
(ii) disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on its consolidated statements of operations.

   In November 2001, the FASB's ("FASB") Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of such cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company reclassified the amortization of cable distribution investments against programming revenue. All comparative periods have been reclassified. The amortization of cable distribution investments has previously been included in depreciation and amortization expense. Operating income and Net income are not affected by this reclassification.

Results of Operations

  Three months ended March 31, 2002 as compared with the three months ended March 31, 2001

   Total revenues, net for the three months ended March 31, 2002 were $304.1 million, an increase of $54.8 million, or 22%, over the three months ended March 31, 2001. Programming revenue was the largest source of revenue, representing 71% of total revenues, net, or $215.4 million, for the three months ended March 31, 2002. Advertising revenue represented 24% of total revenues, net, or $74.0 million, for the three months ended March 31, 2002. For the three months ended March 31, 2001, programming revenue was $172.5 million and advertising revenue was $65.7 million or 69% and 26% respectively of total revenues, net.

   Programming revenue increased by $42.9, or 25%, in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Advertising revenue increased $8.3 million, or 13%, in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

   The increase in programming revenue of 25% is comprised of a 27% increase in cable programming revenue and a 17% increase in direct broadcast programming revenue, partially offset by a 10% increase in amortization of cable distribution investments. The cable programming revenue increase is primarily due to increases in the average rate per subscriber at the RSNs, a 23% increase in average cable subscribers at FX, the acquisition of the North RSN and the consolidation of the Sunshine RSN. The financial results of the Sunshine RSN are not consolidated in the three months ended March 31, 2001 as control of this RSN was acquired in January 2002. The North RSN was acquired in February 2001 and its financial results are not part of the entire period in the prior year. The increase in direct broadcast programming revenue is comprised of a 19% increase at the RSNs and a 11% increase at FX. Direct broadcast programming revenue at the RSNs increased due to the acquisition of the North RSN, the consolidation of the Sunshine RSN, and a 20% growth in average direct broadcast subscribers at the remaining RSNs. The increase in direct broadcast programming revenue at FX is primarily due to a 25% growth in average direct broadcast subscribers. The increase in advertising revenue of 13% is primarily due to the acquisition of the North RSN, the consolidation of Sunshine RSN, and a 30% increase at FX, primarily due to increases in average audience and higher ratings in the month of March, mostly due to a new original series, "The Shield." Advertising revenue at the RSNs for the three months ended March 31, 2002 decreased by 7%, excluding the acquisition of the North RSN and the consolidation of the Sunshine RSN, as compared to the same period in the prior year, primarily due to declines in pricing.

   Operating expenses totaled $221.2 million for the three months ended March 31, 2002, representing 73% of total revenues, net and an increase of $40.6 million, or 22%, over the same period in the prior year. Operating expenses for the three months ended March 31, 2001 totaled $180.6 million, or 72% of total revenues, net. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses is primarily the result of the acquisition of the North RSN, the consolidation of the Sunshine RSN, and a 26% increase at FX. The 26% increase at FX is primarily due to increased program rights amortization associated with certain programming not telecast in the prior year, which includes "Ally McBeal," "The Practice," "24," "Buffy the Vampire Slayer," and a new original series, "The Shield."

   General and administrative expenses totaled $21.8 million for the three months ended March 31, 2002, which represented 7% of total revenues, net. General and administrative expenses for the three months ended March 31, 2001 totaled $24.0 million, or 10% of total revenues, net. The decrease in general and administrative expenses is primarily due to cost cutting measures and reductions in rent, partially offset by the acquisition of the North RSN and the consolidation of the Sunshine RSN.

   Depreciation and amortization expenses totaled $10.3 million and $9.2 million for the three months ended March 31, 2002 and 2001, respectively. The increase between the periods is primarily due to increased depreciation expense associated with the Company's expansion and upgrade of its technical and office facilities.

   Interest expense for the three months ended March 31, 2002 increased to $36.8 million from $36.2 million in the prior year as increased interest accrued on the Senior Discount Notes was substantially offset by reduced interest from lower average outstanding indebtedness under the 19th Facility.

   Equity loss of affiliates, net for the three months ended March 31, 2002 and 2001 was $11.7 million and $13.2 million, respectively. In February 2001, the Company sold its interest in Home Team Sports and, in January 2002, the Company consolidated the Sunshine RSN into its operations. Both of these companies were equity affiliates that incurred losses for the three months ended March 31, 2001. These improvements were partially offset by increased losses by RPP and NAP due to a weak advertising market.

  Nine months ended March 31, 2002 as compared with the nine months ended March 31, 2001

   Total revenues, net for the nine months ended March 31, 2002 were $824.2 million, an increase of $125.2 million, or 18%, over the nine months ended March 31, 2001. Programming revenue was the largest source of revenue, representing 71% of total revenues, net, or $587.4 million, for the nine months ended March 31, 2002. Advertising revenue represented 24% of total revenues, net, or $200.0 million, for the nine months ended March 31, 2002. For the nine months ended March 31, 2001, programming revenue was $471.9 million and advertising revenue was $190.6 million or 68% and 27%, respectively, of total revenues, net.

   Programming revenue increased by $115.5 million, or 24%, in the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. Advertising revenues increased $9.4 million, or 5%, in the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.

   The increase in programming revenue, net of 24% is comprised of a 25% increase in cable programming revenue and a 21% increase of direct broadcast programming revenue, partially offset by a 13% increase in amortization of cable distribution investments. The increase in cable programming revenue of 25% is comprised primarily of increases in the average rate per subscriber at the RSNs, a 26% increase in average cable subscribers at FX, the acquisition of the North RSN and the consolidation of the Sunshine RSN. The financial results of the Sunshine RSN are not included in the nine months ended March 31, 2001 as control of this RSN was acquired in January 2002. The North RSN was acquired in February 2001 and its financial results are not included in the entire period in the prior year. The increase in direct broadcast programming revenue of 21% is comprised of a 20% increase at the RSNs and a 22% increase at FX. Direct broadcast programming revenue at the RSNs increased due to the acquisition of the North RSN, the consolidation of the Sunshine RSN and a 22% growth in average direct broadcast subscribers at the remaining RSNs. The increase in direct broadcast programming revenue at FX is due to a 30% growth in average direct broadcast subscribers. The increase in advertising revenue of 5% is primarily comprised of a 15% increase at FX, mostly offset by declines at the RSNs. The 15% increase in advertising revenue at FX, is due to increases in average audience and higher ratings in the month of March, mostly due to a new original series, "The Shield," partially offset by declines in pricing. Advertising revenue at the RSNs for the nine months ended March 31, 2002 decreased by 10%, excluding the acquisition of the North RSN and the Sunshine RSN, as compared to the same period in the prior year, due to declines in pricing.

   Operating expenses totaled $578.9 million for the nine months ended March 31, 2002, representing 70% of total revenues, net and an increase of $99.8 million, or 21%, over the same period in the prior year. Operating expenses for the nine months ended March 31, 2001 totaled $479.0 million, or 69% of total revenues, net. These expenses consist primarily of rights fees, programming and production costs. The increase in operating expenses is the result of the acquisition of the North RSN, the consolidation of the Sunshine RSN, costs associated with national MLB cable telecasts previously telecast by an equity affiliate and a 30% increase at FX. The 30% increase at FX is primarily due to program rights amortization associated with certain programming not telecast in the prior year, which includes "Ally McBeal," "The Practice," "24," "Buffy the Vampire Slayer," and a new original series, "The Shield."

   General and administrative expenses totaled $74.2 million for the nine months ended March 31, 2002, which represented 9% of total revenues, net. General and administrative expenses for the nine months ended March 31, 2001 totaled $66.5 million, or 10% of total revenues, net. The increase in general and administrative expenses is primarily due to the acquisition of the North RSN, the consolidation of the Sunshine RSN and an increase in legal costs.

   Depreciation and amortization expenses totaled $30.9 million and $26.9 million for the nine months ended March 31, 2002 and 2001, respectively. The increase between the periods is primarily due to depreciation expense associated with the Company's expansion and upgrade of its technical facilities.

   Interest expense for the nine months ended March 31, 2002 and 2001 totaled $110.4 million and $108.2 million, respectively. The increase in interest expense is primarily due to increased interest accreted on the Senior Discount Notes.

   Equity loss of affiliates, net for the nine months ended March 31, 2002 was $33.3 million and $10.8 million for the nine months ended March 31, 2001. The increase over the same period in the prior year is primarily due to increased losses at RPP attributable to certain player contract write-offs at MSG. In February 2001, the Company sold its interest in Home Team Sports and, in January, 2002, the Company consolidated the Sunshine RSN into its operations. Both of these companies were profitable in the nine months ended March 31, 2001. These increased losses were partially offset by improvements at Bay Area RSN and Chicago RSN due to significant increases in subscriber rates as compared to the prior year.

Liquidity and Capital Resources

   The Company's liquidity requirements arise from (i) funding general working capital needs, (ii) its strategic plan to invest in and secure distribution for its sports and general entertainment programming, (iii) the acquisition of programming rights, and (iv) capital expenditure requirements.

   Net cash flows provided by operating activities for the nine months ended March 31, 2002 were $15.9 million, an increase of $25.2 million over the nine months ended March 31, 2001. The increase was primarily attributed to improved operating income and lower contractual rights prepayments on certain long-term rights deals.

   Net cash flows used in investing activities for the nine months ended March 31, 2002 were $31.5 million, a decrease of $16.1 million over the nine months ended March 31, 2001. The decrease was primarily due to higher net advances from equity affiliates and lower property and equipment additions, partially offset by lower net distributions from equity affiliates and the net cash paid in acquiring the additional Sunshine RSN interests.

   Net cash flows provided by financing activities for the nine months ended March 31, 2002 were $15.3 million, a decrease of $43.4 million over the nine months ended March 31, 2001. The decrease in cash provided by financing activities was primarily due to lower net borrowings on the 19th Facility due to improved operating cash flows.

   In August 1997, the Company issued $500.0 million aggregate principal amount of its 8 7/8 % Senior Notes due 2007 and $405.0 million aggregate principal amount at maturity ($252.3 million gross proceeds) of its 9 3/4% Senior Discount Notes due 2007 (collectively, the "Notes") through the Offering. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt and distributions to partners. As of March 31, 2002, the Company was in compliance with its covenants related to the Notes.

   At March 31, 2002, the ratings for Fox Sports Networks LLC's debt ratings for the Senior Notes and Senior Discount Notes by Moody's (Ba1) and Standard & Poors (BBB-) were within the investment grade scale.

   Borrowings under the 19th Facility bear interest at a fixed rate determined on an annual basis by 19th Holdings. 19th Holdings has determined that the rate of interest on this debt through June 2002 shall be 8%. During the nine months ended March 31, 2002, the Company made net borrowings of $21.4 million bringing the total amount borrowed under the 19th Facility to $829.0 million as of March 31, 2002. The total unused commitment pursuant to the 19th Facility was $71.0 million as of March 31, 2002.

   In June 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow") (a subsidiary of Cablevision Systems Corporation ("Cablevision") and Fox Sports Net, LLC ("Fox Sports Net") (a subsidiary of the Company) entered into a Formation Agreement pursuant to which they agreed to form RPP and to hold various programming interests in connection with the operation of certain RSNs. In accordance with the terms of the Formation Agreement, upon consummation of the transactions contemplated thereby (the "Rainbow Transaction") on December 18, 1997, Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers NHL franchise, and the New York Knickerbockers NBA franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed
$850 million in cash for a 40% partnership interest in RPP.

   Pursuant to the partnership agreement of RPP (the "RPP Agreement"), after the third anniversary of the closing of the Rainbow Transaction, upon certain actions being taken by Fox Sports RPP Holdings, LLC ("Fox Sports RPP") a subsidiary of Fox Sports Net, Rainbow Regional Holdings, Inc. ("RRH"), a subsidiary of Rainbow, has the right to purchase from Fox Sports RPP all of Fox Sports RPP's interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions times Fox Sports Net's interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net's interest in RPP. Consideration will be, at Rainbow's option, in the form of cash or a three-year note with an interest rate of prime plus 1/2%.

   Additionally, for (i) 30 days following the fifth anniversary of the closing of the Rainbow Transaction, (ii) 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction and (iii) 30 days following receipt by Fox Sports RPP of RRH's notice initiating the buy-out procedure described above, so long as RPP has not commenced an initial public offering of its securities, Fox Sports RPP has the right to cause RRH, at RRH's option, to either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP's securities. The sales price in an acquisition by RRH will be the fair market value of Fox Sports RPP's interest in RPP and the consideration will be, at Rainbow's option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus 1/2%.

   In connection with the Rainbow Transaction, a subsidiary of Rainbow ("RNSH") and a subsidiary of Fox Sports Net ("Fox Sports NSP") agreed to form National Sports Partners, a New York general partnership ("NSP") in which each of RNSH and Fox Sports NSP were issued a 50% partnership interest to operate Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming.

   Also in connection with the Rainbow Transaction, a subsidiary of Rainbow ("Rainbow Ad Sales") and a subsidiary of Fox Sports Net ("Fox Sports Ad Sales"), agreed to form the National Advertising Partners, a New York general partnership ("NAP") in which each of Fox Sports Ad Sales and Rainbow Ad Sales were issued a 50% partnership interest to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs.

   For 30 days following the fifth anniversary of the closing of the Rainbow Transaction and for the 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction, so long as NSP and NAP have not commenced an initial public offering of its securities, RNSH has the right to cause Fox Sports NSP, at Fox Sports NSP's option, and Rainbow Ad Sales has the right to cause Fox Sports Ad Sales, at Fox Sports Ad Sales' option, to either:

   (i) purchase all of its interests in RPP, NSP and NAP, respectively or

  (ii) consummate an initial public offering of NSP's and NAP's securities.

   The sales price in an acquisition will be the fair market value of the Rainbow subsidiary's interest in NSP and NAP and the consideration will be, at Fox Sports Net's option, in the form of marketable securities (as defined) of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus 1/2%.

   On January 7, 2002 and February 21, 2002, the Company acquired approximately 23.3% and 0.4% interests, respectively, in the Sunshine RSN for $17.3 million, net of cash acquired and $0.4 million, respectively. From January 7, 2002, the results of the Sunshine RSN Network are consolidated into the Company's operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Not Applicable.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

   As of March 31, 2002, there are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Item 2.  Changes in Securities and Use of Proceeds

   Not Applicable.

Item 3.  Defaults Upon Senior Securities

   Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not Applicable.

Item 5.  Other Information

   Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

   None.

   (b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the period covered by this report, however the Company filed Current Reports on Form 8-K on April 17, 2002 and on April 22, 2002 to disclose the departure of Jeff Shell, as Chief Executive Officer of the Company, and the dismissal of Arthur Andersen LLP and the appointment of Ernst & Young LLP as the Company's independent auditors, respectively.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                FOX SPORTS NETWORKS, LLC

                                   By:       /s/  Andrew R. Hubsch
                                       ----------------------------------
                                                Andrew R. Hubsch
                                       Senior Vice President, Finance and
                                         Treasurer (Principal Financial
                                        Officer and Principal Accounting
                                                    Officer)